Form 10-Q
period 2026-07-04
ADI GLOBAL DISTRIBUTION INC.
filed 2026-08-13
CIK 2105139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-43281
ADI Global Distribution Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-3033245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Broadhollow Rd., Suite 400 Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)

(631) 692-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	ADIG	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of August 6, 2026, was 75,923,198 shares.

Part I. Financial Information
Item 1. Financial Statements
ADI GLOBAL DISTRIBUTION INC.
CONDENSED COMBINED BALANCE SHEETS
(UNAUDITED)

(in millions)	July 4, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$131	$124
Restricted cash	400	–
Accounts receivable, net	751	659
Inventories, net	1,057	1,036
Due from related parties - current	14	–
Other current assets	169	154
Total current assets	2,522	1,973
Property, plant and equipment, net	109	107
Goodwill	1,063	1,066
Intangible assets, net	706	744
Operating lease right-of-use assets	223	236
Due from related parties - non-current	–	13
Other assets	16	13
Total assets	$4,639	$4,152
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$695	$717
Accrued liabilities	168	175
Current portion of operating lease liabilities	38	37
Due to related parties - current	1	68
Total current liabilities	902	997
Long-term debt	988	1,185
Non-current portion of operating lease liabilities	198	209
Deferred tax liabilities	60	60
Due to related parties - non-current	20	–
Other liabilities	16	17
Total liabilities	2,184	2,468
Commitments and Contingencies (Note 13)
Equity:
Net parent investment	2,505	1,726
Accumulated other comprehensive loss, net	(50)	(42)
Total equity	2,455	1,684
Total liabilities and equity	$4,639	$4,152
See the accompanying Notes to the Unaudited Condensed Combined Financial Statements.

ADI GLOBAL DISTRIBUTION INC.
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenue	$1,286	$1,277	$2,492	$2,398
Cost of goods sold	994	994	1,944	1,873
Gross profit	292	283	548	525
Operating expenses:
Selling, general and administrative expenses	206	190	405	371
Research and development expenses	11	9	23	17
Intangible asset amortization	25	23	49	46
Transaction related expenses	18	3	26	4
Restructuring expenses	7	1	7	5
Total operating expenses	267	226	510	443
Income from operations	25	57	38	82
Indemnification agreement expense	–	331	–	364
Other expense (income), net	2	(2)	2	(2)
Interest expense	16	4	33	12
Interest income	(1)	(2)	(3)	(4)
Income (loss) before taxes	8	(274)	6	(288)
Provision for income taxes	2	9	1	10
Net income (loss)	$6	$(283)	$5	$(298)

See the accompanying Notes to the Unaudited Condensed Combined Financial Statements.

ADI GLOBAL DISTRIBUTION INC.
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Comprehensive income (loss)
Net income (loss)	$6	$(283)	$5	$(298)
Other comprehensive (loss) income, net of tax:
Foreign exchange translation (loss) gain	(5)	26	(8)	38
Changes in fair value of effective cash flow hedges	–	–	–	(1)
Total other comprehensive (loss) income, net of tax	(5)	26	(8)	37
Comprehensive income (loss)	$1	$(257)	$(3)	$(261)
See the accompanying Notes to the Unaudited Condensed Combined Financial Statements.

ADI GLOBAL DISTRIBUTION INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in millions)	July 4, 2026	June 28, 2025
Cash Flows From Operating Activities:
Net income (loss)	$5	$(298)
Adjustments to reconcile net income to net cash in operating activities:
Depreciation and amortization	59	57
Restructuring expenses	7	5
Stock-based compensation expense	12	12
Operating lease right-of-use-asset amortization	20	17
Other, net	4	1
Changes in assets and liabilities:
Accounts receivable, net	(96)	(95)
Inventories, net	(24)	6
Other current assets	(15)	(10)
Accounts payable	(18)	36
Accrued liabilities	(8)	(18)
Lease liabilities	(17)	(17)
Obligations payable under the Indemnification Agreement	–	337
Other, net	(5)	(1)
Net cash (used in) provided by operating activities	(76)	32
Cash Flows From Investing Activities:
Capital expenditures	(26)	(21)
Related party loan activity, net	13	(1)
Other investing activities, net	1	–
Net cash used in investing activities	(12)	(22)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	400	–
Net transfers from (to) parent	147	(35)
Proceeds from loans due to related parties	17	–
Net (decrease) increase in due to related parties related to cash pooling arrangements	(65)	5
Other financing activities, net	(1)	–
Net cash provided by (used in) financing activities	498	(30)
Effect of exchange rate changes on cash and cash equivalents	(3)	7
Net increase (decrease) in cash, cash equivalents and restricted cash	407	(13)
Cash, cash equivalents and restricted cash at beginning of period	124	137
Cash, cash equivalents and restricted cash at end of period	$531	$124
See the accompanying Notes to the Unaudited Condensed Combined Financial Statements.

ADI GLOBAL DISTRIBUTION INC.
CONDENSED COMBINED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

Fiscal Quarters

(in millions)	Net Parent Investment	Accumulated Other Comprehensive Loss, net	Total Equity
Balance at April 4, 2026	$2,089	$(45)	$2,044
Net income	6	–	6
Foreign exchange translation loss - net of taxes	–	(5)	(5)
Net transfers from Parent	410	–	410
Balance at July 4, 2026	$2,505	$(50)	$2,455

Balance at March 29, 2025	$2,188	$(59)	$2,129
Net loss	(283)	–	(283)
Foreign exchange translation gain - net of taxes	–	26	26
Net transfers from Parent	218	–	218
Balance at June 28, 2025	$2,123	$(33)	$2,090
See the accompanying Notes to the Unaudited Condensed Combined Financial Statements.

ADI GLOBAL DISTRIBUTION INC.
CONDENSED COMBINED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

Fiscal Year to Date Periods

(in millions)	Net Parent Investment	Accumulated Other Comprehensive Loss, net	Total Equity
Balance at January 1, 2026	$1,726	$(42)	$1,684
Net income	5	–	5
Foreign exchange translation loss - net of taxes	–	(8)	(8)
Net transfers from Parent	774	–	774
Balance at July 4, 2026	$2,505	$(50)	$2,455

Balance at January 1, 2025	$2,158	$(70)	$2,088
Net loss	(298)	–	(298)
Foreign exchange translation gain - net of taxes	–	38	38
Changes in fair value of effective cash flow hedges - net of taxes	–	(1)	(1)
Net transfers from Parent	263	–	263
Balance at June 28, 2025	$2,123	$(33)	$2,090

See the accompanying Notes to the Unaudited Condensed Combined Financial Statements.

ADI GLOBAL DISTRIBUTION INC.
NOTES TO THE UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

Note 1. Description of the Business and Basis of Presentation

Description of Business

ADI Global Distribution Inc. (“ADI,” the “Company,” “we,” “us,” or “our”) is a leading, global specialty distributor of professionally installed low-voltage products, including security and audio-visual (“AV”) solutions, serving commercial and residential markets through an omnichannel go-to-market platform. ADI sells primarily to professional installers, dealers and integrators. We offer an expansive list of products from leading suppliers across key specialty low-voltage categories. ADI complements supplier products with a suite of exclusive brands and service offerings. ADI Global Distribution is our sole operating and reportable segment, based upon the information used by our chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer. Our CODM utilizes net income as the primary measure of segment performance because it reflects the underlying business performance and provides the CODM with a basis for making resource allocation decisions. The CODM uses net income to monitor budget versus actual results, for assessing performance of the segment and as a component in determining management’s compensation. Our CODM does not utilize assets for making resource allocation decisions. The CODM does not receive additional expense information beyond what is presented within the Unaudited Condensed Combined Financial Statements.
Prior to August 3, 2026, the Company was wholly owned by Resideo Technologies, Inc. (“Resideo” or “Parent”). On July 30, 2025, Resideo announced its plan to separate its ADI business (“Spin-Off”) from the rest of the Resideo business. On July 1, 2026, the Board of Directors of Resideo authorized the Spin-Off.

The Spin-Off was completed on August 3, 2026 through a pro rata distribution of 100% of the outstanding shares of ADI common stock to holders of Resideo common stock as of the close of business on July 20, 2026 (the “Record Date”) (collectively, the “Distribution”). The Spin-Off is intended to qualify as a tax-free transaction for U.S. federal income tax purposes. Following the completion of the Distribution, we became an independent public company trading under the symbol “ADIG” on the New York Stock Exchange (“NYSE”). Resideo stockholders as of the Record Date received one share of ADI common stock for every two shares of Resideo common stock. Following the Distribution, Resideo owns no shares of ADI common stock and will no longer consolidate ADI with Resideo’s financial results. Immediately following the Spin-Off, Clayton, Dubilier & Rice LLC (“CD&R”) (or any private equity fund managed or advised by CD&R or any general partner thereof, or any of their respective affiliates) (the “CD&R Group”) beneficially owned shares of ADI common stock and ADI preferred stock, which, taken together on an as-converted basis, represent approximately 19.69% of ADI's total voting power. As a result, the CD&R Group may have the indirect ability to influence ADI policies and operations, including through its ability to designate up to two directors to our board of directors, and its interests as a preferred equity holder may diverge from, or even conflict with the interests of the other holders of our common stock.

We have entered into a separation and distribution agreement and certain ancillary agreements with Resideo that provide a framework for the relationship between the parties going forward, including, among others, a transition services agreement, tax matters agreement, employee matters agreement and intellectual property matters agreement, which govern the relationship of the parties following the Spin-Off.

Refer to Note 15. Subsequent Events, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information regarding the Spin-Off.

Basis of Presentation
The Company has historically operated as a part of Resideo and has no operating history as a stand-alone company. As a result, stand-alone financial statements have not historically been prepared. The accompanying Unaudited Condensed Combined Financial Statements have been prepared on a “carve-out” basis and are derived from Resideo’s historical accounting records, including the historical cost basis of assets and liabilities comprising the Company, as well as historical revenues, direct costs and allocations of indirect costs attributable to the operations of the Company. As noted above, the Spin-Off was not effective until after the three and six month financial reporting periods presented herein. The Unaudited Condensed Combined Financial Statements reflect the Company's financial position, results of operations and cash flows as the business was operated as part of Resideo prior to the Distribution. The Unaudited Condensed Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, the Unaudited Condensed Combined Financial Statements do not include all of the information and notes required by GAAP for complete financial statements.

In the opinion of management, the Unaudited Condensed Combined Financial Statements included herein contain all adjustments, which consist of normal, recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. These Unaudited Condensed Combined Financial Statements do not purport to reflect what the financial position, results of operations, comprehensive income or cash flows would have been had the Company operated as a separate, standalone entity during the periods presented. These Unaudited Condensed Combined Financial Statements have been prepared on a consistent basis, and should be read in conjunction with the Audited Combined Financial Statements for the year ended December 31, 2025 and the notes thereto included within the Company's Information Statement filed as an exhibit to the Company's Form 10-12B/A on July 1, 2026 (the “Information Statement”).

All intercompany transactions within the Company have been eliminated in the Unaudited Condensed Combined Financial Statements. Certain financing transactions with Resideo were deemed to have been settled immediately through Net parent investment on the Unaudited Condensed Combined Balance Sheets. Other transactions that were historically cash settled between Resideo and the Company have been included in the Unaudited Condensed Combined Financial Statements as due from related parties or due to related parties, primarily related to cash pooling arrangements and intercompany loans. In the Unaudited Condensed Combined Statements of Cash Flows, the cash flows arising from related party loans receivable are reflected in investing activities and the cash flows arising from related party loans payable are reflected in financing activities. The cash flows arising from cash pooling arrangements are reflected in financing activities. Refer to Note 14. Related Party Transactions, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.
The Unaudited Condensed Combined Balance Sheets reflect all of the assets and liabilities of the Company that are specifically identifiable or otherwise attributed to the Company, including Net parent investment as a component of equity. Net parent investment represents Resideo’s historical investment in the Company and includes accumulated net income attributable to the Company as well as the net effect of transactions with Resideo and its subsidiaries. The assets and liabilities on the Unaudited Condensed Combined Balance Sheets have been reflected on a historical cost basis, as immediately prior to the Spin-Off all of the assets and liabilities presented were wholly owned by Resideo and were transferred to ADI at a carry-over basis.

Resideo operates a centralized treasury function domestically and internationally, while also maintaining bank accounts in local jurisdictions separate from these centralized treasury functions. Certain of our cash was transferred to Resideo according to centrally managed cash programs and Resideo funded our operations and investing activities, as needed. Cash and cash equivalents and restricted cash on the Unaudited Condensed Combined Balance Sheets represents cash and cash equivalents and restricted cash held by legal entities of the Company. Some of these legal entities participate in the cash pooling arrangements and others maintain bank accounts in local jurisdictions, which operate outside the cash pooling arrangements. This arrangement is not reflective of the manner in which the Company would have been able to finance its operations had it been a standalone business separate from Resideo during the periods presented.
Resideo’s third-party debt related to the Senior Notes due in 2029 and 2032 and the A&R Term B Facility (each as defined in Note 8. Long Term Debt), along with the corresponding interest expense and financial statement impacts of interest rate hedges, have been allocated to the Company for the periods presented as the Company was jointly and severally liable for such debt for the periods reflected herein. The Company is not a counterparty to the interest rate hedges and therefore, the asset and liability balances associated with the hedges are not included in the Unaudited Condensed Combined Financial Statements. Third-party debt and the related interest, such as the Senior Notes due in 2034, entered into by Resideo that transferred to the Company upon the completion of the Spin-Off, have been included in the Unaudited Condensed Combined Financial Statements. Refer to Note 8. Long-Term Debt, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.

The Unaudited Condensed Combined Statements of Operations include expense allocations for certain corporate expenses provided by Resideo on a centralized basis (“Resideo Corporate Costs”), including, but not limited to, corporate executives, finance, legal, audit, mergers and acquisitions, human resources, information technology, insurance, employee benefits, costs associated with the Spin-Off and other expenses that are either specifically identifiable or clearly applicable to the Company. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis using an applicable measure of operating income, headcount or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented. However, the Resideo Corporate Costs allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, standalone public entity, nor are they indicative of the Company’s future expenses. Refer to Note 14. Related Party Transactions, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.
Reporting Period

We report financial information on a fiscal quarter basis using a modified four-four-five week calendar. Our fiscal calendar begins on January 1 and ends on December 31. We have elected the first, second and third quarters to end on a Saturday in order to not disrupt business processes. The effects of this election are generally not significant to reported results for any quarter and only exist within a reporting year.

Note 2. Summary of Significant Accounting Policies
Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the Audited Combined Financial Statements included in the Information Statement. There have been no significant changes to these policies that have had a material impact on the Unaudited Condensed Combined Financial Statements and the accompanying disclosure notes for the three and six months ended July 4, 2026. We consider the following policies in the preparation of our Unaudited Condensed Combined Financial Statements and the uncertainties that could impact our financial condition, results of operations and cash flows.

Restricted Cash

Restricted cash consists of cash that is held for a specific purpose and is therefore not available for immediate or general business use. Restricted cash is presented separately on the Unaudited Condensed Combined Balance Sheets, with amounts classified as current based on the nature of the restriction and the expected timing of release. As of July 4, 2026, restricted cash consisted solely of $400 million of proceeds from our offering of Senior Notes due 2034 that were placed in escrow pending the Spin-Off. The proceeds were released to us in connection with the completion of the Spin-Off and satisfaction of the escrow release conditions. Refer to Note 8. Long-Term Debt and Note 15. Subsequent Events, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.

Accounting Pronouncements

We consider the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires entities to disaggregate operating expenses into specific categories, such as purchases of inventory, employee compensation, depreciation and amortization to provide enhanced transparency into the nature and function of expenses. The guidance is effective for annual reporting years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. We are currently assessing the impact of adoption on our disclosures.

Note 3. Revenue Recognition
Disaggregated Revenue
We have a single operating segment: ADI Global Distribution. Disaggregated revenue information for ADI Global Distribution is presented by region and product type.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation. We recognize the majority of our revenue from performance obligations that are satisfied at a point in time. We have current deferred revenue recognized in Accrued liabilities of $29 million and $28 million as of July 4, 2026 and December 31, 2025, respectively. We have non-current deferred revenue of $11 million recognized in Other liabilities as of both July 4, 2026 and December 31, 2025. The deferred revenues primarily relate to software updates and upgrades, technical support and subscription services. Contract assets were not material as of July 4, 2026 and December 31, 2025.
The following tables present revenue by geographic location and product type, as we believe this presentation best depicts how the nature, amount, timing and uncertainty of net revenue and cash flows are affected by economic factors:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Americas (1)	$1,120	$1,133	$2,158	$2,119
International (2)	166	144	334	279
Total net revenue	$1,286	$1,277	$2,492	$2,398

(1)Americas represents North, Central and South America.
(2)International represents all geographies that are not included in Americas.

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Third-party brands	$1,068	$1,053	$2,068	$1,981
Exclusive brands	218	224	424	417
Total net revenue	$1,286	$1,277	$2,492	$2,398
Note 4. Inventories, net
Inventories, net consist of the following:

(in millions)	July 4, 2026	December 31, 2025
Raw materials	$7	$4
Finished products	1,050	1,032
Total inventories, net	$1,057	$1,036
Note 5. Goodwill and Other Intangible Assets, net
Changes in the carrying value of goodwill were as follows:

(in millions)	Goodwill
Balance as of January 1, 2026	$1,066
Impact of foreign currency translation	(3)
Balance as of July 4, 2026	$1,063

All intangible assets are subject to amortization. These intangible assets consisted of the following:

	July 4, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$675	$(166)	$509	$675	$(140)	$535
Patents and technology	110	(37)	73	110	(28)	82
Software	120	(51)	69	109	(41)	68
Trademarks	74	(19)	55	74	(15)	59
Total intangible assets	$979	$(273)	$706	$968	$(224)	$744
Intangible asset amortization expense was $25 million and $49 million for the three and six months ended July 4, 2026, respectively. For the three and six months ended June 28, 2025, intangible asset amortization was $23 million and $46 million, respectively.

Note 6. Accrued Liabilities
Accrued liabilities consist of the following:

(in millions)	July 4, 2026	December 31, 2025
Compensation, benefit and other employee-related	$41	$45
Deferred revenue	29	28
Customer rebate reserve	14	20
Other (1)	84	82
Total accrued liabilities	$168	$175

(1)Other includes accruals for advertising, taxes payable, interest, restructuring, product warranty obligations, freight payable, current portion of long-term debt and other reserves.
Note 7. Leases
Operating lease expense recognized in Selling, general and administrative expenses was $19 million and $39 million for the three and six months ended July 4, 2026, respectively, and $16 million and $32 million for the three and six months ended June 28, 2025, respectively.
Total operating lease costs include variable lease costs of $4 million and $8 million for the three and six months ended July 4, 2026, respectively, and $4 million and $7 million for the three and six months ended June 28, 2025, respectively, recognized in Selling, general and administrative expenses.
The following table summarizes the carrying amounts of our operating lease assets and liabilities:

(in millions)	July 4, 2026	December 31, 2025
Operating lease right-of-use assets	$223	$236
Current portion of operating lease liabilities	$38	$37
Non-current portion of operating lease liabilities	$198	$209

The following table summarizes supplemental cash flow information related to operating leases:

	Six Months Ended
(in millions)	July 4, 2026	June 28, 2025
Cash paid for operating lease liabilities	$21	$17
Non-cash activities: operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$11	$21

As of July 4, 2026, we have additional operating leases that have not yet commenced, primarily related to ongoing real estate optimization. The total undiscounted future lease payments for these leases were $58 million.
Note 8. Long-Term Debt
Resideo is the obligor of multiple third-party debt instruments, some of which the Company was also jointly and severally liable for prior to the Spin-Off, while other third party debt instruments transferred to the Company upon the completion of the Spin-Off. For the debt instruments that the Company was jointly and severally liable for, a portion of the Parent’s long-term debt and short-term debt was allocated to the Company as of July 4, 2026 and December 31, 2025. The related interest expense and unamortized deferred financing costs on the debt have been allocated to the Company for the periods presented. Given the lack of a contractual agreement for the Company to pay a specified amount to Parent (i.e., its co-obligors), the allocation basis was determined based on what the Company would reasonably expect to pay on behalf of its co-obligors. No payments were made by the Company to third-party creditors, as payments historically were made by Parent in each reporting period.
The outstanding debt of Resideo and the allocations of debt to ADI as of July 4, 2026 and December 31, 2025 were as follows:

	July 4, 2026		December 31, 2025
(in millions)	Allocation to ADI	Total Resideo	Allocation to ADI	Total Resideo
4.000% Senior Notes due 2029 (1)	$56	$300	$112	$300
6.500% Senior Notes due 2032 (1)	112	600	224	600
7.125% Senior Notes due 2034 (2)	400	400	–	–
Variable rate A&R Term B Facility (1)	432	2,322	871	2,331
Gross debt	$1,000	$3,622	$1,207	$3,231
Less: current portion of long-term debt (3)	(3)	(18)	(7)	(18)
Less: unamortized deferred financing costs	(9)	(44)	(15)	(46)
Total long-term debt	$988	$3,560	$1,185	$3,167
(1)These outstanding debt obligations associated with this instrument did not transfer to ADI in connection with the Spin-Off; however, the historical debt balances were allocated to the Company in a manner intended to approximate the indebtedness incurred by the Company upon completion of the Spin-Off.
(2)Proceeds are included in Restricted cash as recorded on the Unaudited Condensed Combined Balance Sheet.
(3)Included within Accrued liabilities on the Unaudited Condensed Combined Balance Sheets.
Senior Unsecured Notes of ADI

On June 30, 2026, ADI Escrow Issuer LLC (the “Escrow Issuer”), a direct, wholly-owned subsidiary of ADI and an indirect, wholly-owned subsidiary of our Parent, completed an offering of $400 million aggregate principal of the Escrow Issuer’s 7.125% Senior Notes due 2034 (“Senior Notes due 2034”). The Senior Notes due 2034 were issued pursuant to an Indenture, dated June 30, 2026 (the “Indenture”), between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The proceeds from the offering of the Senior Notes due 2034 were used as part of the financing for the Spin-Off. Pending the consummation of the Spin-Off, the proceeds from the offering were deposited into a segregated escrow account until satisfaction of the conditions precedent to the Spin-Off. The proceeds are included in Restricted cash on the Unaudited Condensed Combined Balance Sheet.

The Senior Notes due 2034 mature on July 15, 2034 and bear interest at an annual rate of 7.125%, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2027. The Senior Notes due 2034 are redeemable prior to July 15, 2029 at a make-whole redemption price (with a limited equity-funded redemption option for up to 40% of the principal at 107.125%), and become callable at specified redemption prices thereafter in accordance with the Indenture. Following escrow release, the Indenture will limit ADI's ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge, or transfer all or substantially all of ADI's assets. Additionally, after the escrow release date and upon certain events constituting a change of control, the holders of the Senior Notes due 2034 will have the right to have their Senior Notes due 2034 repurchased at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest, to (but not including) the date of purchase.

The Indenture provides for customary events of default, which, if any of them occurs, may cause the principal and accrued interest on the Senior Notes due 2034 to become, or to be declared, due and payable on an accelerated basis.

In connection with the completion of the Spin-Off on August 3, 2026 and with the satisfaction of the Escrow Release Conditions (as defined in the Indenture), the Escrow Issuer merged with and into ADI Global Distribution Funding LLC (“ADI Funding”), a direct wholly-owned subsidiary of ADI, and the Company assumed the obligations of the Escrow Issuer under the Indenture and the Senior Notes due 2034. Therefore, the Company has recognized all of the $400 million less debt issuance costs as well as all of the corresponding interest expense within the Unaudited Condensed Combined Financial Statements. Refer to Note 15. Subsequent Events, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.

As of July 4, 2026, the fair value of the Senior Notes due 2034 was $407 million. The fair value was determined using quoted market prices in inactive markets or discounted cash flows based on current observable market interest rates and therefore was classified as a Level 2 measurement in the fair value hierarchy.

Credit Agreement of ADI

On July 1, 2026, ADI Funding entered into a senior secured Credit Agreement (the “Credit Agreement”) with the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for (i) term loans in an aggregate principal amount of $600 million (the “Term Facility”) and (ii) revolving credit commitments in an aggregate initial principal amount of $500 million (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). A borrowing of the full amount of the Term Facility became available in connection with the completion of the Spin-Off and borrowings under the Revolving Facility became available following the completion of the Spin-Off, subject to certain other conditions customary for secured facilities of this type. Borrowings under the Credit Facilities bear an interest rate, at the Company’s option, at either a base rate or the Secured Overnight Financing Rate (“SOFR”), in each case plus an applicable margin. The applicable margin on borrowings under the Revolving Facility varies based on ADI’s consolidated total net leverage ratio.

The Term Facility will mature, and the term loans thereunder will be required to be repaid, seven years after the Spin-Off, subject to certain extension rights in the discretion of each lender. The Revolving Facility will mature, and all borrowings thereunder will be required to be repaid, five years after the Spin-Off, with certain extension rights in the discretion of each lender. Borrowings under the Term Facility may not be re-borrowed once repaid. Voluntary prepayments of borrowings may generally be made without premium or penalty, except for a 1% premium on certain repricing transactions involving the Term Facility in the first six months following the Spin-Off, and certain borrowings may be subject to customary breakage costs. The Credit Agreement also contains customary mandatory prepayment provisions upon the occurrence of specified events, as well as excess cash flow sweep requirements for the Term Facility, beginning with the fiscal year ending on December 31, 2027. The Revolving Facility contains financial covenants, which will initially be tested as of the last day of the third fiscal quarter of 2026, including a consolidated total net leverage ratio that steps down over time and a minimum consolidated interest ratio. The Term Facility requires quarterly amortization payments of 0.25% commencing the first full quarter after the Spin-Off.

As of July 4, 2026, no amounts were drawn under the Credit Agreement. Refer to Note 15. Subsequent Events, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information. Upon consummation of the Spin-Off on August 3, 2026, the borrowings under the Term Facility became obligations of the Company.

A&R Credit Agreement of Resideo

In 2021, Resideo (“Borrower”) entered into a credit agreement with JPMorgan Chase Bank N.A. as administrative agent (the “A&R Credit Agreement”), which was most recently amended on June 4, 2026 (as amended, the “Second A&R Credit Agreement”). The Borrower entered into the Second A&R Credit Agreement in order to facilitate the Spin-Off as well as extend the revolver maturity to 2031. The remaining principal on the Second A&R Credit Agreement includes $518 million of senior secured term loans maturing in February 2028, $588 million of senior secured term loans maturing in June 2031 and $1,216 million of senior secured term loans maturing in August 2032 (together, the “A&R Term B Facility” and with the Second A&R Credit Agreement, the “A&R Revolving Credit Facility”).
As of July 4, 2026 and December 31, 2025, the weighted average interest rate on the A&R Term B Facility, excluding the impact of the interest rate swaps, was 5.74% and 5.76%, respectively.
Under the Second A&R Credit Agreement, the Borrower entered into a new senior secured revolving credit facility, which refinanced in full the existing senior secured revolving credit facility (the “Original Revolver”) and provides for commitments in an aggregate principal amount of $500 million and a five-year term ending in June 2031. There were no outstanding borrowings and no letters of credit issued under the A&R Revolving Credit Facility as of July 4, 2026.
The A&R Revolving Credit Facility includes customary affirmative and negative covenants and reporting requirements, including limitations on indebtedness, liens, investments and other restricted transactions. As of July 4, 2026, the Borrower was in compliance with all covenants.
In connection with the completion of the Spin-Off, ADI and its subsidiaries that were obligors under the A&R Term B Facility and the A&R Revolving Credit Facility were released from their obligations under the Second A&R Credit Agreement.
Senior Unsecured Notes of Resideo
In August 2021, the Borrower issued $300 million in principal amount of 4.000% Senior Notes due 2029 (“Senior Notes due 2029”).

In July 2024, the Borrower issued $600 million in aggregate principal of 6.500% Senior Notes due 2032 (“Senior Notes due 2032”).
The Senior Notes due 2029 and Senior Notes due 2032 are senior unsecured obligations of the Borrower guaranteed by the Borrower's existing and future domestic subsidiaries.
In connection with the completion of the Spin-Off, the obligations of certain of our subsidiaries under the Senior Notes due 2029 and the Senior Notes due 2032 were automatically and unconditionally released.

Interest Expense Allocation

For the three and six months ended July 4, 2026, interest expense in connection with third-party debt was $16 million and $32 million, respectively. For the three and six months ended June 28, 2025, interest expense in connection with third-party debt was $3 million and $9 million, respectively. These amounts were allocated to the Company, and the related cash interest payments were made by Resideo.

Note 9. Indemnification Agreement
Resideo separated from Honeywell in 2018, becoming an independently traded company as a result of a pro rata distribution of our Parent's common stock to the stockholders of Honeywell (the “Parent Spin-Off”). In connection with the Parent Spin-Off from Honeywell, our Parent entered into an Indemnification Agreement pursuant to which our Parent had an obligation to make cash payments associated with Honeywell’s environmental liabilities which were capped at $140 million annually. Prior to the Parent entering into a definitive agreement with Honeywell to terminate the Indemnification Agreement, the Indemnification Agreement extended until the earlier of (1) December 31, 2043; or (2) December 31 of the third consecutive anniversary where the annual reimbursement obligation (including accrued amounts) has been less than $25 million.

Subsidiaries of the Company were jointly and severally liable for our Parent’s obligations for the Indemnification Agreement. As such, an allocated portion of our Parent's Indemnification Agreement expenses were presented within Indemnification Agreement expense in the Unaudited Condensed Combined Statements of Operations, as the Company was jointly and severally liable for such agreement until our Parent entered into an agreement with Honeywell in the third quarter of 2025 to terminate it as discussed under “Termination Agreement” below. Given the lack of a contractual agreement for the Company to pay a specified amount to Parent (i.e., its co-obligors), the allocation basis was determined based on what the Company would reasonably expect to pay on behalf of its co-obligors. No payments were made by the Company to Honeywell as payments were made by Parent historically and in each reporting period.
Termination Agreement
On July 30, 2025, our Parent entered into a definitive agreement with Honeywell to terminate the Indemnification Agreement (“Termination Agreement”). Our Parent made a pre-tax, one-time cash payment of $1,590 million to Honeywell, which occurred in the third quarter of 2025. In addition, our Parent also paid a regularly scheduled payment of $35 million in the first, second and third quarters of 2025. Upon completion of the pre-tax, one-time cash payment, the Indemnification Agreement was fully terminated. Our Parent is no longer required to make any further payments to Honeywell under the Indemnification Agreement and the associated affirmative and negative covenants no longer apply. As a result of the Termination Agreement, our Parent recorded $972 million in pre-tax expense in 2025. The liability in connection with the Indemnification Agreement was fully repaid and is not presented on the Unaudited Condensed Combined Balance Sheets.
As the subsidiaries of the Company were jointly and severally liable for our Parent’s obligations during the periods the obligations were outstanding, an allocated portion of the expense is presented within Indemnification Agreement expense, net in the Unaudited Condensed Combined Statements of Operations as follows:

	Three Months Ended	Six Months Ended
(in millions)	June 28, 2025	June 28, 2025
Allocation to ADI	$331	$364
Total Resideo	$882	$972

There was no Indemnification Agreement expense recorded by our Parent or us for the three and six months ended July 4, 2026.

Note 10. Restructuring

Restructuring actions were taken to better align our cost structure with our strategic objectives, improve operating efficiency and optimize our operating footprint. We may incur additional restructuring expenses associated with these plans or new plans in the future. For both the three and six months ended July 4, 2026, there were $7 million of restructuring expenses. For the three and six months ended June 28, 2025, there were $1 million and $5 million of restructuring expenses, respectively. As of July 4, 2026 and December 31, 2025, accruals related to restructuring presented within Accrued liabilities were $6 million and $4 million, respectively.
Note 11. Stock-Based Compensation Plans
The Parent’s Stock Incentive Plan, which consists of the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc., provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based awards.

The following table summarizes activity related to our Parent's Stock Incentive Plan for ADI employees, which consisted entirely of the grant of PSUs and RSUs (each defined in the table below):

	Six Months Ended
	July 4, 2026		June 28, 2025
(in thousands, except for per share amounts)	Number of Stock Units Granted	Weighted Average Grant Date Fair Value Per Share	Number of Stock Units Granted	Weighted Average Grant Date Fair Value Per Share
Performance Stock Units (“PSUs”) (1)	31	$43.03	42	$26.09
Restricted Stock Units (“RSUs”)	327	$36.00	393	$20.57
(1) Includes PSUs at target payout. Final common shares issued may be different based upon the actual achievement versus the performance measure target.

For the three and six months ended July 4, 2026, stock-based compensation expense was $6 million and $12 million, respectively. For the three and six months ended June 28, 2025, stock-based compensation expense $7 million and $14 million, respectively. Stock-based compensation expense is included in either Selling, general and administrative expenses or Restructuring expenses in the Unaudited Condensed Combined Statements of Operations based on the nature of the expense.

Note 12. Income Taxes
For interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by the forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses and where we do not expect to receive tax benefits, we apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated forecasted effective tax rate.

For the three and six months ended July 4, 2026, net tax expense was $2 million and $1 million, respectively. For the three and six months ended June 28, 2025, net tax expense was $9 million and $10 million, respectively. Net tax expense consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible Indemnification Agreement expense, and stock based compensation.

Cash Paid for Taxes
For the three and six months ended July 4, 2026, cash paid for taxes, net of refunds was $3 million and $4 million, respectively. For the three and six months ended June 28, 2025, cash paid for taxes, net of refunds was $3 million and $6 million, respectively.

Note 13. Commitments and Contingencies
Other Matters
We are subject to lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, acquisitions and divestitures, employee matters, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses, based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. No such matters are material to our financial statements.
Warranties and Guarantees
In the normal course of business, we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and product performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in Accrued liabilities and Other liabilities on the Unaudited Condensed Combined Balance Sheets.

IEEPA Tariff Refund

In February 2026, the United States Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States were unauthorized. Following this ruling, and effective on April 20, 2026, the United States Customs and Border Protection launched a platform for importers of record to submit IEEPA tariff refund requests.

The Company applied a gain contingency model in accordance with ASC 450-30, Gain Contingencies. Under this model, a gain contingency is not recognized until the gain is realized or realizable. During the second quarter of 2026, we recognized approximately $20 million of IEEPA tariff refunds, which is included in Cost of goods sold on our Unaudited Condensed Combined Statement of Operations. We expect additional recoveries in future periods; however, uncertainties remain regarding the amount and timing of future collections. Therefore, we will recognize additional refunds when received.

Note 14. Related Party Transactions
Allocations of Corporate Costs
The Unaudited Condensed Combined Financial Statements reflect allocations of certain expenses from Parent, including, but not limited to, costs related to corporate executives, finance, legal, audit, mergers and acquisitions, human resources, information technology, insurance, employee benefits, costs associated with the Spin-Off and other expenses that are either specifically identifiable or clearly applicable to the Company. The allocation methods used include relative percentage of segment operating income, headcount and other methods that considered the relative time spent based on internal resources. Management believes that the allocation methodologies used to allocate expenses to the Company are reasonable; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly traded company for the periods presented. Actual costs the Company may have incurred had it been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.
Amounts recorded in Selling, general and administrative expenses were $18 million and $31 million for the three and six months ended July 4, 2026, respectively, and $13 million and $23 million for the three and six months ended June 28, 2025, respectively.
Amounts recorded in Transaction related expenses were $18 million and $26 million for the three and six months ended July 4, 2026, respectively, and relate to costs incurred by our Parent associated with the Spin-Off. There were no allocated transaction related expenses for the three and six months ended June 28, 2025.
Transactions with Parent
Our intercompany arrangements between the Company and Parent are included within these Unaudited Condensed Combined Financial Statements and consist of receivables and payables arising from trade transactions as well as related party loan balances associated with the participation of certain of our subsidiaries in the Parent’s centralized cash management programs. Additionally, we have intercompany loans with the Parent and certain of its subsidiaries. Activity related to loans receivables and payables is presented on the Unaudited Condensed Combined Statement of Cash Flows in investing activities and financing activities, respectively.
During the normal course of operations, the Company makes inventory purchases from Parent. During the three and six months ended July 4, 2026 the Company purchased $41 million and $83 million of inventory from Parent, respectively. During the three and six months ended June 28, 2025, the Company purchased $48 million and $94 million of inventory from Parent, respectively. Certain purchases are cash settled and presented net as Due to related parties - current on the Unaudited Condensed Combined Balance Sheets in the amount of $1 million as of both July 4, 2026 and December 31, 2025.
Our receivable balance pursuant to cash pooling arrangements, presented as Due from related parties - current on the Unaudited Condensed Combined Balance Sheets, was $14 million as of July 4, 2026. Our payable balance pursuant to the cash pooling arrangements, presented net as Due to related parties - current on the Unaudited Condensed Combined Balance Sheets, was $67 million as of December 31, 2025. Cash pooling arrangements between the Company and Parent that are not anticipated to be cash settled are presented in Net parent investment on the Unaudited Condensed Combined Balance Sheets and totaled $62 million and $71 million as of July 4, 2026 and December 31, 2025, respectively. Our payable balance pursuant to the intercompany loans, presented net within Due to related parties - non-current on the Unaudited Condensed Combined Balance Sheets, was $20 million as of July 4, 2026. Our receivable balance pursuant to the intercompany loans, presented net within Due from related parties - non-current on the Unaudited Condensed Combined Balance Sheets, was $13 million as of December 31, 2025.
The Company recognized related party interest expense and interest income from financing transactions with Parent. During the three and six months ended July 4, 2026 the Company recognized an immaterial amount and $1 million of related party interest expense, respectively. During the three and six months ended June 28, 2025 the Company recognized $1 million and $3 million of related party interest expense, respectively. During the three and six months ended July 4, 2026 the Company recognized an immaterial amount and $1 million of related party interest income, respectively. During the three and six months ended June 28, 2025 the Company recognized $1 million and $2 million of related party interest income, respectively.
Net Transfers From Parent

Net transfers from Parent are included within financing activities in the Unaudited Condensed Combined Statements of Cash Flows and within Net Parent Investment on the Unaudited Condensed Combined Statements of Changes in Equity. This activity represents the net effect of transactions between the Company and Resideo.
The components of net transfers from parent are as follows:

	Six Months Ended
(in millions)	July 4, 2026	June 28, 2025
Net transfers from (to) Parent as reflected in the Unaudited Condensed Combined Statements of Cash Flows	$147	$(35)
Stock-based compensation expense	12	14
Allocation of depreciation & amortization	1	1
Allocation of third-party debt and cash flow hedges	603	336
Other non-cash investing and financing activities	11	(53)
Net transfers from Parent as reflected on the Unaudited Condensed Combined Statements of Changes in Equity	$774	$263
Note 15. Subsequent Events
On August 3, 2026, Resideo completed the previously announced Spin-Off of ADI in a transaction intended to be tax free for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of ADI to holders of Resideo common stock at the close of business on the Record Date. Refer to Note 1. Description of the Business and Basis of Presentation, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information. ADI is now a standalone publicly traded company trading under the symbol “ADIG” on the NYSE.

In connection with the completion of the Spin-Off, on August 3, 2026, ADI Escrow Issuer LLC, a direct wholly-owned subsidiary of ADI (the “Escrow Issuer”) merged with and into ADI Global Distribution Funding LLC (“ADI Funding”), a direct wholly-owned subsidiary of ADI, and ADI Funding assumed obligations of Escrow Issuer under the Indenture governing the Senior Notes due 2034 (the “Indenture”) and the Senior Notes due 2034. In addition, ADI and certain of ADI's other subsidiaries (collectively, the “Guarantors”) guaranteed ADI Funding's obligations under the Indenture and the Senior Notes due 2034.

As a result of the satisfaction of the escrow release conditions, the escrowed proceeds related to the $400 million of Senior Notes due 2034 were released in accordance with the terms of the financing arrangements.

In addition, on August 3, 2026, the Guarantors, other than ADI, entered into supplements to the guarantee agreement and collateral agreement related to the Credit Agreement pursuant to which such Guarantors provided guarantees of our obligations under the Credit Agreement and the related documents and pledges of their respective assets, subject to certain exceptions, to secure their respective obligations in each case in a manner consistent with the requirements of the Credit

Agreement. The Company borrowed $600 million under the Term Facility portion of the Credit Agreement and borrowings became available under the five-year $500 million Revolving Facility. No amounts have been drawn under the Revolving Facility. Refer to Note 8. Long-Term Debt, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information regarding the issuance of debt in connection with the Spin-Off.

The Company used a portion of the net proceeds received from the Senior Notes due 2034 and the Term Facility to make a one-time distribution payment of $900 million to Resideo in the form of a dividend. Following payment of the dividend and completion of the other cash transfers required under the separation and distribution agreement, the Company retained approximately $150 million of cash and cash equivalents as of the date of the Spin-Off.

In connection with the Spin-Off, on August 3, 2026, holders of Resideo preferred stock exchanged a portion of their Resideo preferred stock for shares of Series A Cumulative Convertible Participating Preferred Stock of ADI (“ADI Preferred Stock”). Following the exchange, 150,000 shares of Resideo preferred stock were cancelled, and ADI had 150,000 shares of ADI Preferred Stock. The ADI Preferred Stock is convertible perpetual participating preferred stock with an initial conversion price of $16.152 per share and accrues cumulative dividends at a rate of 7.00% on the then current accumulated amount (initially, a liquidation preference of $1,000 per share of ADI Preferred Stock per annum, payable in cash or in kind through an increase to the accumulated amount of the ADI Preferred Stock). The ADI Preferred Stock votes together with the Company’s common stock on an as-converted basis and may be converted into common stock at the option of the holders at any time. From the consummation of the Spin-Off until August 3, 2028 (the “Lock-Up Period”), subject to certain exceptions, the holders of the ADI Preferred Stock are restricted from transferring to a non-affiliate the ADI Preferred Stock, any shares of common stock received upon conversion thereof or any shares of common stock owned by them as of immediately following the consummation of the Spin-Off. Following expiration or deemed expiration of the Lock-Up Period, the Company may convert all outstanding shares of ADI Preferred Stock if the trading price of its common stock exceeds 200% of the then-effective conversion price for at least 20 of 30 consecutive trading days. Following the expiration or deemed expiration of the Lock-Up Period, the Company may also redeem all outstanding shares of ADI Preferred Stock for an aggregate redemption price generally equal to two times the accumulated amount, plus accrued and unpaid dividends. Upon a change in control, the Company may purchase all outstanding shares of ADI Preferred Stock at a price generally equal to 150% of the accumulated amount, plus accrued and unpaid dividends.

At the time of the Spin-Off, we entered into a separation and distribution agreement and certain ancillary agreements with Resideo that provide a framework for the relationship between the parties going forward, including, among others, a transition services agreement, a tax matters agreement, an employee matters agreement and an intellectual property matters agreement, which govern the relationship of the parties following the Spin-Off. A summary of the material terms of these agreements can be found in the section entitled “Certain Relationships and Related Person Transactions—Agreements with Resideo” in the Information Statement.

On August 7, 2026, the following compensation plans of ADI became effective: the 2026 Stock Incentive Plan, the Deferred Compensation Plan for Non-Employee Directors, the Employee Stock Purchase Plan, and the UK Sharebuilder Plan. The Severance Plan for Designated Officers became effective on August 3, 2026. Outstanding Resideo equity awards held by ADI employees were converted into or replaced with ADI equity awards designed to preserve the economic value of the awards immediately before and after the distribution date. Other than the replacement of Resideo awards with ADI awards, the terms of the awards, including vesting and expiration provisions, generally remained unchanged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results of operations and financial condition of the Company. Our MD&A should be read in conjunction with our MD&A and combined financial statements included in the Company's Information Statement filed as an exhibit to the Company's Form 10-12B/A on July 1, 2026 (the (“Information Statement”).
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding: the separation of the Company from Resideo, which was completed on August 3, 2026 (the “Spin-Off” or the “separation”); expected future financial and operating performance of, and future opportunities for, the Company following the separation; anticipated benefits of the separation; the tax treatment of the separation; our liquidity position or other financial measures; management’s plans and strategies for future operation; the effects of the separation or the distribution on our business; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “continue,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “goal,” “forecast” and “positioned” and words and terms of similar substance or references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.

Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Cautionary Statement Concerning Forward-Looking Statements,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Information Statement and this Form 10-Q.

Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by the Company's forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statement. Forward-looking statements speak only as of the date of the document or other communication in which they are made (or such earlier date as may be specified in such statement). ADI assumes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include:

•competitive markets and our ability to retain and expand our customer relationships;
•cybersecurity incidents, data privacy breaches and other information security events;
•risks associated with the use of artificial intelligence and other emerging technologies, including model performance, bias, data governance, intellectual property and evolving legal and regulatory frameworks;
•our ability to forecast demand and manage working capital, including inventory and product availability;
•disruptions, delays or cost increases in our supply chain and fulfillment operations, including our reliance on third-parties;
•the impacts of tariffs, import and export restrictions, trade barriers, sanctions and related judicial or regulatory developments;
•risks related to our international operations, including political instability, changes in law, compliance obligations, and currency exchange rate fluctuations;
•financial institution failures, defaults or other counterparty risks;
•harm to our brand, reputation or customer relationships resulting from product or service quality issues, recalls or negative publicity;
•risks associated with acquisitions and other strategic transactions, including our ability to identify, consummate and integrate acquisitions, realize expected benefits and manage integration-related costs and disruptions;
•failures or disruptions of our information technology systems and infrastructure;

•adverse macroeconomic and market conditions affecting our customers, including inflation, interest rates and access to credit, and the resulting impacts on demand, order patterns and pricing;
•our ability to protect our intellectual property and defend against infringement or misappropriation claims;
•our ability to comply with, and changes in, applicable laws and regulations and related enforcement actions;
•the outcome from litigation, claims, investigations, government proceedings and enforcement actions;
•our ability to recruit and retain key personnel as a newly independent company;
•our limited operating history as a separate public company;
•Spin-Off-related costs, dis-synergies and business interruptions;
•indemnification and other obligations that may be owed between ADI and Resideo under the transaction agreements, and related disputes;
•the tax treatment of the Spin-Off and related transactions;
•Spin-Off related agreements that impose restrictions following the Spin-Off and limit our ability to raise capital, engage in certain corporate transactions or take other corporate actions;
•the risk that we may not achieve the anticipated benefits of the Spin-Off within the expected timeframe, or at all, including due to dis-synergies and separation-related complexity;
•our post-Spin-Off indebtedness;
•restrictions in our debt agreements that may limit our operational and financial flexibility;
•the development of an active trading market for our common stock, and volatility in the market price and trading volume of our common stock following the Spin-Off;
•our failure to maintain effective internal controls over financial reporting or disclosure controls and procedures, which could reduce investor confidence and adversely affect our stock price;
•uncertainty regarding the amount and timing of any dividends;
•dilution to our stockholders from future equity issuances or other capital-raising transactions;
•the rights, preferences and terms of any preferred stock issued by ADI, including preferred shares issued to CD&R and the impact on our common stockholders;
•the influence of CD&R Group and its affiliates, including their equity interest and any board designation rights, and potential conflicts arising from such arrangements;
•actual or potential conflicts of interest involving our executive officers and directors arising from their equity ownership or other relationships with Resideo;
•the potential for competitive activities by Resideo;
•the allocation of assets and liabilities under the transaction agreements;
•disputes with Resideo regarding the transaction agreements entered into as part of the Spin-Off, or other matters;
•anti-takeover provisions in our certificate of incorporation, bylaws and Delaware law, as well as exclusive forum provisions, which could discourage or delay a change of control;
•the risk that the combined post-Spin-Off value of our common stock and Resideo's common stock, if applicable, may not equal or exceed the pre-Spin-Off value, and that the market price of each may fluctuate independently;
•changes in our effective tax rate;
•the use of critical accounting estimates and judgments;
•the risk of goodwill, intangible asset or long-lived asset impairment charges; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report and under “Cautionary Statement Concerning Forward-Looking Statements,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Information Statement.

Overview and Business Trends

ADI is a leading, global specialty distributor of professionally installed low-voltage products, including security and audio-visual (“AV”) solutions, serving commercial and residential markets through an omnichannel go-to-market platform. ADI sells primarily to professional installers, dealers and integrators. Within North America, ADI is the market-leading distributor in the professionally installed security, fire/life safety and audio-visual product categories. We offer over 500,000 products from more than 1,000 suppliers across key specialty low-voltage categories with strong proximity to our customers with a large network of store locations. ADI sells primarily to professional installers, dealers and integrators.
Our omnichannel go-to-market platform is underpinned by a digital experience designed to deepen customer engagement and broaden our reach. We combine an extensive third-party product portfolio and deep supplier relationships with a growing suite of exclusive brands and software-based services. These exclusive brands and services are designed to help our customers build stronger businesses, differentiate our offerings and improve the end user experience.

ADI Global Distribution is our sole operating and reportable segment based upon the information used by our chief operating decision maker (“CODM”) in evaluating the performance of our business and allocating resources and capital.
Current Quarter Highlights

•Net revenue of $1,286 million, up 0.7% year-over-year
•Gross margin of 22.7%, up 50 basis points year-over-year
•Net income of $6 million, compared to net loss of $283 million in the second quarter of 2025; Adjusted EBITDA of $86 million, or 6.7% of revenue, compared to $95 million or 7.4% of net revenue in the second quarter of 2025

Outlook

For the remainder of 2026, we anticipate executing our business operations against a highly dynamic global macroeconomic environment. We are evaluating the impact of the Section 301 tariffs implemented by the United States relating to forced labor prohibitions that became effective on July 24, 2026. These policies can impact the pricing, purchase costs and availability of the products we sell. We will continue to take actions to address the cost impact of tariffs that affect our business; however, rising prices and other macroeconomic factors may lead to lower purchase levels by our customers. We are monitoring these dynamics closely and will adjust our business operations as appropriate. Also, we anticipate stable remodeling and upgrade demand across commercial markets, while residential markets remain soft.
Separation and Distribution

We completed our separation from Resideo Technologies, Inc. (“Resideo”) on August 3, 2026 (the “Spin-Off”), in a transaction intended to be tax free for U.S. federal income tax purposes. Holders of Resideo common stock as of the close of business on July 20, 2026, the record date of the distribution, received one share of common stock of ADI for every two shares of Resideo common stock. Prior to the Spin-Off, we were wholly owned by Resideo and our business and operations were a part of Resideo. As noted above, CD&R Group beneficially owns shares of ADI common stock and ADI preferred stock, which, taken together on an as-converted basis, represent approximately 19.69% of ADI’s total voting power.

In connection with the Spin-Off, we entered into the separation agreement and certain other agreements with Resideo, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and other commercial agreements. As noted above, we entered into a shareholder's agreement with the CD&R Group. We generally expect to be able to utilize Resideo’s services for a transitional period following the Spin-Off before we replace these services over time with services supplied either internally or by third parties, as Resideo is only obligated to provide the transition services for limited periods following completion of the Spin-Off.
For a further discussion of the Spin-Off related risks and agreements, including the separation agreement and the risks and uncertainties associated with the separation and distribution, refer to the “The Separation and Distribution” and “Risk Factors” sections included in the Company's Information Statement.
Prior to the completion of the Spin-Off, we were a wholly-owned subsidiary of Resideo, and all of our outstanding shares of common stock were owned by Resideo. Following the Spin-Off, we and Resideo operate separately, each as a public company. Historically, we have relied on Resideo to manage certain of our operations and provide certain services, the costs of which were either allocated or directly billed to us. Historical costs for such services may not necessarily reflect the actual expenses we would have incurred, or will incur, as an independent company.

The expenses for the services we will receive from Resideo initially and then internally or by third parties may vary from the historical costs directly billed and allocated to us for the same services. Addressing the needs that arise from becoming a standalone company will require significant resources, including time and attention from our senior management and others throughout ADI. We will continue to monitor potential separation dis-synergies and we anticipate incurring certain one-time and ongoing costs associated with creating our own capabilities, as further discussed below. As discussed below, we were jointly and severally liable for certain third-party debt instruments and other obligations to which Resideo is a party. Accordingly, a portion of these obligations and the related expenses have been allocated to the Company for the periods presented to the extent the Resideo balances remained outstanding. These outstanding debt obligations did not transfer to ADI in connection with the Spin-Off; however, the historical debt balances were allocated to the Company in a manner intended to approximate the indebtedness incurred by the Company upon completion of the Spin-Off. All amounts reflected in our Unaudited Condensed Combined Financial Statements reflect estimated allocations. Refer to Note 8. Long-

Term Debt and Note 9. Indemnification Agreement, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.
Future Standalone Company Expenses

As a result of the Spin-Off, we are subject to the requirements of federal and state securities laws and applicable stock exchange requirements. We have established additional procedures and practices required of a standalone public company. As a result, we have started to and will continue to incur additional one-time and non-recurring expenses consisting primarily of employee-related costs, costs to establish certain standalone functions and information technology systems and other transaction-related costs. Additionally, we have incurred and will continue to incur incremental costs that arise from becoming a standalone public company, including costs related to external reporting, internal audit, treasury, investor relations, board of directors and officers and stock administration, as well as costs from expanding the services of existing functions, such as information technology, finance, supply chain, human resources, legal, tax, facilities, branding, security, government relations, community outreach and insurance. In line with our long-term cost strategy, we will continue to evaluate operational cost improvement opportunities as a standalone company by utilizing our lean culture and innovative technologies to drive lower costs and increased productivity levels across our business and corporate functions.
Results of Operations
The following tables summarize our results of operations for the periods presented:

	Three Months Ended
(in millions, except percentages)	July 4, 2026	June 28, 2025	$ Change	% Change
Net revenue	$1,286	$1,277	$9	0.7%
Cost of goods sold	994	994	–	–%
Gross profit	292	283	9	3.2%
Gross profit margin	22.7%	22.2%		50bps
Operating expenses:
Selling, general and administrative expenses	206	190	16	8.4%
Research and development expenses	11	9	2	22.2%
Intangible asset amortization	25	23	2	8.7%
Transaction related expenses	18	3	15	500.0%
Restructuring expenses	7	1	6	600.0%
Total operating expenses	267	226	41	18.1%
Income from operations	25	57	(32)	(56.1)%
Indemnification agreement expense	–	331	(331)	(100.0)%
Other expense (income)	2	(2)	4	(200.0)%
Interest expense	16	4	12	300.0%
Interest income	(1)	(2)	1	(50.0)%
Income (loss) before taxes	8	(274)	282	(102.9)%
Provision for income taxes	2	9	(7)	(77.8)%
Net income (loss)	$6	$(283)	$289	(102.1)%

	Six Months Ended
(in millions, except percentages)	July 4, 2026	June 28, 2025	$ Change	% Change
Net revenue	$2,492	$2,398	$94	3.9%
Cost of goods sold	1,944	1,873	71	3.8%
Gross profit	548	525	23	4.4%
Gross profit margin	22.0%	21.9%		10bps
Operating expenses:
Selling, general and administrative expenses	405	371	34	9.2%
Research and development expenses	23	17	6	35.3%
Intangible asset amortization	49	46	3	6.5%
Transaction related expenses	26	4	22	550.0%
Restructuring expenses	7	5	2	40.0%
Total operating expenses	510	443	67	15.1%
Income from operations	38	82	(44)	(53.7)%
Indemnification agreement expense	–	364	(364)	(100.0)%
Other expense (income)	2	(2)	4	(200.0)%
Interest expense	33	12	21	175.0%
Interest income	(3)	(4)	1	(25.0)%
Income (loss) before taxes	6	(288)	294	(102.1)%
Provision for income taxes	1	10	(9)	(90.0)%
Net income (loss)	$5	$(298)	$303	(101.7)%
Net Revenue

Three months ended

Net revenue for the three months ended July 4, 2026 was $1,286 million, an increase of $9 million, or 0.7%, compared to the same period in 2025. The increase was primarily driven by $35 million from favorable price and mix shift, and $3 million from favorable foreign currency exchange rates, partially offset by lower sales volumes of $31 million.
Six months ended

Net revenue for the six months ended July 4, 2026 was $2,492 million, an increase of $94 million, or 3.9%, compared to the same period in 2025. The increase was primarily driven by $77 million from favorable price and mix shift and $18 million from favorable foreign currency exchange rates.
Gross Profit

Three months ended

Gross profit for the three months ended July 4, 2026 was $292 million, an increase of $9 million, or 3.2%, as compared to 2025, and gross margin was 22.7% for the three months ended July 4, 2026, up 50 basis points (“bps”) from the prior year three months ended period. The increase in gross margin was primarily driven by the favorable impact from tariff refunds of $20 million, or 160 bps, partially offset by unfavorable price and mix shift of 100 bps and higher duty and freight costs of 20 bps.
Six months ended

Gross profit for the six months ended July 4, 2026 was $548 million, an increase of $23 million, or 4.4%, as compared to 2025, and gross margin was 22.0% for the six months ended July 4, 2026, up 10 bps from the prior year six months ended period. The increase in gross margin was primarily driven by the favorable impact from tariff refunds of $20 million, or 90 bps, partially offset by unfavorable price and mix shift of 50 bps and higher duty and freight costs of 30 bps.

Selling, General and Administrative Expenses

Three months ended

Selling, general and administrative expenses for the three months ended July 4, 2026 were $206 million, an increase of $16 million, or 8.4%, as compared to the same period in 2025. The increase was driven mainly by $15 million of inflationary impacts and investment in the business including employee and facility costs, and $1 million of unfavorable foreign currency exchange rates.
Six months ended

Selling, general and administrative expenses for the six months ended July 4, 2026 were $405 million, an increase of $34 million, or 9.2%, as compared to the same period in 2025. The increase was driven mainly by $30 million due to the incremental days in the year-over-year reporting period, inflationary impacts and investment in the business including employee and facility costs, and $4 million of unfavorable foreign currency exchange rates.
Research and Development Expenses

Three months ended

Research and development expenses for the three months ended July 4, 2026 were $11 million, an increase of $2 million compared to the same period in 2025. The increase was primarily due to incremental costs incurred to develop and introduce new products into the market.
Six months ended

Research and development expenses for the six months ended July 4, 2026 were $23 million, an increase of $6 million compared to the same period in 2025. The increase was primarily due to incremental costs incurred to develop and introduce new products into the market.
Intangible Asset Amortization

Three months ended

Intangible asset amortization for the three months ended July 4, 2026 was $25 million, an increase of $2 million as compared to the same period in 2025, primarily related to an increase in capitalized software.
Six months ended

Intangible asset amortization for the six months ended July 4, 2026 was $49 million, an increase of $3 million as compared to the same period in 2025, primarily due to an increase in capitalized software.
Transaction Related Expenses

Three months ended

Transaction related expenses for the three months ended July 4, 2026 were $18 million, an increase of $15 million as compared to the same period in 2025. The increase was primarily due to $18 million of expenses incurred in connection with the Spin-Off, including third-party advisory, consulting, legal and other incremental separation-related costs, offset by a $3 million decrease in expenses related to integration costs incurred for the Snap One acquisition in the three months ended June 28, 2025.

Six months ended

Transaction related expenses for the six months ended July 4, 2026 were $26 million, an increase of $22 million as compared to the same period in 2025. The increase was primarily due to $26 million of expenses incurred in connection with the Spin-Off, including third-party advisory, consulting, legal and other incremental separation-related costs, offset by a $4 million decrease in expenses related to integration costs incurred for the Snap One acquisition in the six months ended June 28, 2025.

Restructuring Expenses

Three months ended

Restructuring expenses for the three months ended July 4, 2026 were $7 million, an increase of $6 million as compared to the same period in 2025. The increase was due to restructuring actions taken to better align our cost structure with our strategic objectives, improve operating efficiency and optimize our operating footprint.
Six months ended

Restructuring expenses for the six months ended July 4, 2026 were $7 million, an increase of $2 million as compared to the same period in 2025. The increase was due to restructuring actions taken to better align our cost structure with our strategic objectives, improve operating efficiency and optimize our operating footprint.
Indemnification Agreement Expense

Three months ended

We incurred no Indemnification Agreement expense for the three months ended July 4, 2026, a decrease of $331 million compared to the same period in 2025. The decrease was driven by Resideo's termination of the Indemnification Agreement with Honeywell in 2025. Refer to Note 9. Indemnification Agreement, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.
Six months ended

We incurred no Indemnification Agreement expense for the six months ended July 4, 2026, a decrease of $364 million compared to the same period in 2025. The decrease was driven by Resideo's termination of the Indemnification Agreement with Honeywell in 2025. Refer to Note 9. Indemnification Agreement, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.
Interest Expense

Three months ended

Interest expense for the three months ended July 4, 2026 was $16 million, an increase of $12 million compared to 2025. The change was due to an increase in the total long-term debt held by Resideo through additional borrowings related to the termination of the Indemnification Agreement and the resulting increase in the allocated debt and associated interest expense to the Company. Refer to Note 8. Long-Term Debt, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.
Six months ended

Interest expense for the six months ended July 4, 2026 was $33 million, an increase of $21 million compared to 2025. The change was due to an increase in the total long-term debt held by Resideo through additional borrowings related to the termination of the Indemnification Agreement and the resulting increase in the allocated debt and associated interest expense to the Company. Refer to Note 8. Long-Term Debt of the Notes to the Unaudited Condensed Combined Financial Statements, for additional information.

Interest Income

Three months ended

Interest income for the three months ended July 4, 2026 was $1 million, a decrease of $1 million compared to 2025.
Six months ended

Interest income for the six months ended July 4, 2026 was $3 million, a decrease of $1 million compared to 2025.
Provision for Income Taxes

Three and six months ended

The Company's effective income tax rate was 25% and 17% for the three and six months ended July 4, 2026, respectively, on pre-tax income, compared to (3)% for both the three and six months ended June 28, 2025, which reflected income tax expense recorded on a pre-tax loss. The change in the effective tax rate for the three and six months ended July 4, 2026 compared to the same periods in 2025 is primarily driven by the decrease to nondeductible indemnification expense and an increase in deductible stock-based compensation.
Income tax expense was $2 million and $1 million during the three and six months ended July 4, 2026, compared to expense of $9 million and $10 million during the three and six months ended June 28, 2025.

Non-GAAP Financial Measures
In addition to the key operational metrics above and our financial results as prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we evaluate our operating performance using certain financial measures, including Adjusted EBITDA and Adjusted EBITDA margin, that are not defined by, or prepared in accordance with GAAP. We refer to these measures as “non-GAAP” financial measures. These non-GAAP financial measures are supplemental measures of our performance that we believe help investors to better understand our financial condition and operating results and to analyze business trends by providing measures which management uses to evaluate operating performance. We use these non-GAAP financial measures, in addition to the corresponding GAAP financial measures, as important supplemental measures of our operating performance that exclude non-cash and other disclosed items that we believe are not indicative of our underlying business, core operating results and the overall health of our company. We believe the use of such non-GAAP financial measures assists investors in understanding the ongoing operating performance of the Company by presenting the financial results between periods on a more comparable basis. These non-GAAP measures should be considered only as supplements to, and should not be considered in isolation or used as a substitute for, financial information prepared in accordance with GAAP. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance. In conjunction with our GAAP results, we use these non-GAAP measures to assess business performance, particularly when comparing performance to past periods. As such, we believe these measures are useful for investors because they facilitate a comparison of financial results from period to period.
Management recognizes that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. In order to compensate for these and the other limitations discussed below, management does not consider these measures in isolation from, or as alternatives to, the comparable financial measures determined in accordance with GAAP. Readers should review the reconciliations below and should not rely on any single financial measure to evaluate our business. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.
We believe that Adjusted EBITDA and Adjusted EBITDA margin, which are adjusted to exclude the effects of unique and/or non-cash items that are not closely associated with ongoing operations, provide management and investors with meaningful measures of our performance that increase the period-to-period comparability by highlighting the results from ongoing operations and the underlying profitability factors. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We believe Adjusted EBITDA and Adjusted EBITDA margin provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations without the effect of charges that do not relate to the core operations of our business, such as the impact of transaction costs, the Indemnification Agreement and foreign currency impacts, as these activities can obscure underlying trends.
We believe these measures provide additional insight into how our businesses are performing by excluding certain disclosed items that we believe are not representative of our underlying business and operating performance. However, Adjusted EBITDA and Adjusted EBITDA margin should not be construed as inferring that our future results will be unaffected by the items for which the measures adjust.
Adjusted EBITDA and Adjusted EBITDA margin

The following table provides a reconciliation of net income (loss) and net income (loss) margin, the most closely comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended		Six Months Ended
(in millions, except percentages)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenue	$1,286	$1,277	$2,492	$2,398
Net income (loss)	$6	$(283)	$5	$(298)
Net income (loss) margin	0.5%	(22.2)%	0.2%	(12.4)%
Provision for income taxes	2	9	1	10
Income (loss) before taxes	8	(274)	6	(288)
Depreciation and amortization	30	28	59	57
Interest expense	16	4	33	12
Interest income	(1)	(2)	(3)	(4)
Indemnification Agreement expense (1)	–	331	–	364
Stock-based compensation expense (2)	6	6	12	12
Restructuring expenses (3)	7	1	7	5
Transaction related expenses (4)	18	3	26	4
Other (5)	2	(2)	2	(2)
Adjusted EBITDA	$86	$95	$142	$160
Adjusted EBITDA margin	6.7%	7.4%	5.7%	6.7%
(1)Consists of charges associated with the Indemnification Agreement that were allocated to the Unaudited Condensed Combined Financial Statements. Refer to Note 9. Indemnification Agreement, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.
(2)Represents non-cash compensation expenses recognized for stock-based compensation arrangements.
(3)Consists of non-recurring charges associated with restructuring initiatives. Refer to Note 10. Restructuring, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.
(4)For the three and six months ended July 4, 2026, represents $18 million and $26 million of transaction costs related to the Spin-Off. For the three and six months ended June 28, 2025, represents $3 million and $4 million of Snap One integration costs.
(5)Represents amounts included in Other expense (income), net reported on the Unaudited Condensed Combined Statement of Operations.
Liquidity and Capital Resources
As of July 4, 2026, we had $131 million of cash and cash equivalents and $400 million of restricted cash proceeds from the offering of Senior Notes due 2034 that were placed into escrow. The proceeds were released from escrow to ADI in connection with the consummation of the Spin-Off and satisfaction of the escrow release conditions. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital as needed.

The cash reflected on our Unaudited Condensed Combined Balance Sheets represents cash accounts legally owned by our subsidiaries and comprises both (a) bank accounts held by local jurisdictions that do not participate in centralized cash pooling arrangements, as well as (b) bank accounts that participate in centralized cash pooling arrangements and are owned by our subsidiaries.

Historically, Resideo had provided cash management and other treasury services to us, the effect of which was presented as Due from related parties – current, Due to related parties – current, Due from related parties – non-current, Due to related parties – non-current and Net parent investment on the Unaudited Condensed Combined Balance Sheets. As a result of completing the Spin-Off, we ceased participating in Resideo’s cash pooling process, effectively settling any outstanding related party loan arrangements and our cash and cash equivalents are now held and used solely for our own operations. As a result, our capital structure, long-term commitments and sources of liquidity changed meaningfully from our historical practices.
Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies, and the expansion of our sales and marketing activities. We may enter into acquisitions or strategic arrangements in the future, which also could require us to seek additional equity or debt financing. In connection with the Spin-Off, we entered into new financing arrangements and issued shares of ADI Preferred Stock which includes an obligation to pay regular dividends (in cash or in-kind) to the holders of the ADI Preferred Stock. Fulfilling our obligations to pay dividends or the exercise of any optional redemption rights with respect to the outstanding ADI Preferred Stock could, if paid in cash, impact our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. We believe our existing cash held as of the Spin-Off, cash flows generated from operations and access to capital markets will provide adequate resources to meet the needs of our current and planned operations.

To the extent our current liquidity is insufficient to fund future activities, we may need to raise additional funds, such as refinancing or securing new secured or unsecured debt, issuing common or preferred equity, disposing of certain assets to fund our operations, and/or accessing other public or private sources of capital. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financial covenants that could restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.
With respect to long-term debt facilities remaining with Resideo and the Indemnification Agreement liability, the Company had not historically made cash payments to third parties as such payments are made by Resideo and there is no expectation or requirement for the Company to be obligated to make payments of this nature in the future as the Indemnification Agreement (including the guarantee provided by the Company) was terminated on June 22, 2026 and, in the case of the long-term debt facilities remaining with Resideo, ADI is no longer an obligor or guarantor with respect to these obligations upon completion of the Spin-Off.
Upon the completion of the Spin-Off, the Company used the aggregate proceeds received from the Senior Notes due 2034 and the Term Facility to make a one-time distribution payment of $900 million to Resideo in the form of a dividend. Following payment of the dividend and completion of the other cash transfers required under the separation and distribution agreement, the Company retained approximately $150 million of cash and cash equivalents as of the date of the Spin-Off.

Senior Unsecured Notes of ADI

On June 30, 2026, the ADI Escrow Issuer LLC (the “Escrow Issuer”), a direct, wholly-owned subsidiary of ADI and an indirect, wholly-owned subsidiary of our Parent, completed an offering of $400 million aggregate principal of the Escrow Issuer’s 7.125% Senior Notes due 2034 (“Senior Notes due 2034”). As of July 4, 2026, the proceeds from the offering were held in escrow and were released after completion of the Spin-Off. Such proceeds are included in Restricted cash on the Unaudited Condensed Combined Balance Sheet. The Senior Notes due 2034 mature on July 15, 2034 and bear interest at an annual rate of 7.125%, payable semi-annually. We recognized the Senior Notes due 2034 at issuance price of $400 million less debt issuance costs. Interest income from the escrow arrangements and expense recognized for the three and six months ended July 4, 2026 were immaterial.

Credit Agreement of ADI

On July 1, 2026, ADI Global Distribution Funding LLC (“ADI Funding”) entered into the Credit Agreement with the lenders that provides for a $600 million Term Facility and a $500 million Revolving Facility (collectively referred to as the “Credit Facilities”). Borrowings under the Credit Facilities became available in connection with the completion of the the Spin-Off, with the Term Facility and Revolving Facility maturing seven and five years after the Spin-Off, respectively. As of July 4, 2026, no amounts had been drawn under the credit facilities.
A&R Credit Agreement and Senior Notes of Resideo

In 2021, Resideo (“Borrower”) entered into a credit agreement with JPMorgan Chase Bank N.A. as administrative agent (the “A&R Credit Agreement”), which was most recently amended on June 4, 2026 (as amended, the “Second A&R Credit Agreement”). We were jointly and severally liable as a guarantor, along with other U.S. subsidiaries of the Borrower. For such arrangements, the Borrower’s long-term third-party debt had been allocated to the Company for each reporting period. The related interest expense, including the effects of the Borrower’s interest rate swaps and interest rate cap, and amortization of deferred financing costs have been allocated to the Company for the periods presented in this information statement. An allocated portion of the Borrower’s unrealized gains or losses on the swaps and interest rate cap was also included within Accumulated other comprehensive loss for all periods presented. The portion of the Borrower’s debt and debt-related items allocated to us is based on what we would reasonably expect to pay on behalf of our co-obligors.
As of July 4, 2026, the Borrower had $3,622 million of gross long-term debt outstanding, including $2,322 million outstanding under the Second A&R Credit Agreement, $300 million 4.000% Senior Notes due 2029, $600 million 6.500% Senior Notes due 2032, and $400 million 7.125% Senior Notes due 2034 that transferred to the Company upon completion of the Spin-Off on August 3, 2026. The Borrower has $18 million in outstanding debt due in the next twelve months, and $44 million of unamortized deferred financing costs. The 4.000% Senior Notes due 2029 and the 6.500% Senior Notes due 2032 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt.

In June 2026, the Credit Agreement was amended to extend the maturity of the revolving credit facility thereunder to June 2031 and to permit the Spin-Off.

The Borrower has entered into certain interest rate swap agreements to effectively convert a portion of the variable-rate debt to fixed-rate debt.

As of July 4, 2026, the Borrower was in compliance with all covenants related to the Second A&R Credit Agreement, Senior Notes due 2029, Senior Notes due 2032 and the Senior Notes due in 2034.

In connection with the completion of the Spin-Off, we were released from our obligations under the Second A&R Credit Agreement and the obligations of certain of our subsidiaries under the Senior Notes due 2029 and the Senior Notes due 2032 were automatically and unconditionally released.

Refer to Note 8. Long-Term Debt, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.
Indemnification Agreement

Resideo separated from Honeywell in 2018, becoming an independently traded public company as a result of the Parent Spin-Off. In connection with the Parent Spin-Off, Resideo entered into the Indemnification Agreement for which we were jointly and severally liable along with other subsidiaries of Resideo until the termination thereof on August 13, 2025. Accordingly, a portion of Resideo’s historical obligations under the agreement, and the resulting termination discussed below, has been allocated to us for the periods presented. The related expenses have also been allocated to us for the periods presented. The portion of Resideo’s obligation and related items allocated to us is based on what we would have reasonably expected to pay on behalf of our co-obligors. Refer to Note 9. Indemnification Agreement, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.

Indemnification Agreement expenses were presented within Indemnification Agreement expense in the Unaudited Condensed Combined Statement of Operations. As of July 4, 2026, no allocated portion of the liabilities related to the

Indemnification Agreement was presented within the Unaudited Condensed Combined Balance Sheet as the Indemnification Agreement was terminated on June 22, 2026.
Cash Flow Summary

Our cash flows from operating, investing, and financing activities for the six months ended July 4, 2026 and June 28, 2025, as reflected in the Unaudited Condensed Combined Financial Statements are summarized as follows:

	Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	$ Change
Cash provided by (used in):
Operating activities	$(76)	$32	$(108)
Investing activities	(12)	(22)	10
Financing activities	498	(30)	528
Effect of exchange rate changes on cash	(3)	7	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	$407	$(13)	$420
Operating Activities

Net cash used in operating activities for the six months ended July 4, 2026 was $76 million, an increase of $108 million, compared to $32 million of net cash provided by operating activities in the same period of 2025. The $108 million increase in the use of cash was primarily driven by a $421 million unfavorable change in working capital, partially offset by increased net income of $303 million and higher non-cash adjustments of $10 million. The unfavorable change in working capital primarily related to the $337 million termination of the Indemnification Agreement liability, $54 million from accounts payable due to the timing of supplier payments and $30 million from higher inventory levels to support the business.
Investing Activities

Net cash used in investing activities for the six months ended July 4, 2026 was $12 million, a decrease of $10 million, compared to the $22 million of net cash used in investing activities in the same period of 2025. The $10 million decrease was primarily driven by a $15 million increase in proceeds from related-party loan arrangements, partially offset by a $5 million increase in cash outflows for capital expenditures.
Financing Activities

Net cash provided by financing activities for the six months ended July 4, 2026 was $498 million, an increase of $528 million compared to $30 million net cash used in financing activities in the same period in 2025. The $528 million increase is primarily driven by $400 million of proceeds from the Senior Notes due 2034, $17 million in proceeds from related party-loan arrangements and $182 million from Resideo in connection with general financing activities partially offset by an increase of $70 million of cash outflow related to net financings associated with cash pooling arrangements.
Contractual Obligations and Probable Liability Payments
In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations:
Operating Leases

We have operating lease arrangements for the majority of our stores, distribution centers, offices, engineering sites, automobiles, and certain equipment. As of July 4, 2026, we had operating lease payment obligations of $236 million, with $38 million payable within 12 months.

Purchase Obligations

On occasion, we enter into purchase obligations with certain vendors. As of July 4, 2026, we had purchase obligations of $77 million, all of which is payable within 12 months.
As of July 4, 2026, we have additional operating leases that have not yet commenced. The total undiscounted future lease payments for these leases was $58 million.

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, net revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Estimates
Our Unaudited Condensed Combined Financial Statements are prepared in accordance with GAAP and pursuant to the regulations of the SEC and are based in part on the application of significant accounting policies, many of which require us to make estimates and assumptions. Application of critical accounting estimates requires management’s significant judgments and involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. We review our estimates and assumptions on an ongoing basis and reflect changes as appropriate when additional information becomes available. There have been no significant changes to the Company's critical accounting estimates described in the Company's Information Statement.
Other Matters
Litigation and Indemnification Agreement
Refer to Note 9. Indemnification Agreement and Note 13. Commitments and Contingencies, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.
Recent Accounting Pronouncements
Refer to Note 2. Summary of Significant Accounting Policies, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from foreign currency exchange rates, commodity prices and interest rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.
Interest Rate Risk
While we were not the primary obligor on the underlying debt facilities of the Parent, we were jointly and severally liable for such arrangements and therefore recorded an allocated portion of the related obligations in our Unaudited Condensed Combined Financial Statements. Accordingly, we were exposed to interest rate risk on the portion of variable-rate debt that was allocated to us. Our exposure was affected by the overall terms of the debt structure and was sensitive to changes in the general level of interest rates.
As of July 4, 2026, an increase in interest rates by 100 bps would have had an immaterial impact on our annual interest expense. From time to time, we may use interest rate hedging instruments to manage our exposure to interest rate risk; however, we had no such arrangements outstanding as of July 4, 2026.
Foreign Currency Exchange Rate Risk
We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. dollar, we also transact in foreign currencies, including the British Pound, Canadian Dollar, Euro,

Mexican Peso, Indian Rupee and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates emerges from transactions arising from international trade, foreign currency denominated monetary assets and liabilities and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into hedging contracts. As of July 4, 2026, we have no outstanding foreign currency hedging arrangements.
Commodity Price Risk
While we are exposed to commodity price risk, we attempt to pass through significant changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of July 4, 2026, our disclosure controls and procedures are effective to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been or will be detected.

Changes in Internal Controls Over Financial Reporting

Prior to August 3, 2026, the Company relied on certain material processes over financial reporting provided by Resideo. There have not been any changes in our internal control over financial reporting during the quarter ended July 4, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Refer to Note 13. Commitments and Contingencies, of the Notes to the Unaudited Condensed Combined Financial Statements for additional information.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in the Information Statement under the section titled “Risk Factors,” which is incorporated by reference herein, except that the Spin-Off has now been completed. For a discussion of these risk factors, refer to the section titled “Risk Factors” in our Information Statement. Any of these risk factors could materially adversely affect our business, financial condition, results of operations or cash flows. We may disclose changes to these risk factors or additional risk factors from time to time in future filings with the Securities and Exchange Commission (“SEC”)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended July 4, 2026, no officer or director (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K.

Compensation Plan

Given the timing of the following event, the following information is included in this Quarterly Report on Form 10-Q pursuant to Item 5.02 of Form 8-K, “Departure of Directors or Certain Officers, Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers” in lieu of filing a Form 8-K.

Each of (i) the 2026 Stock Incentive Plan of ADI (the “2026 Equity Plan”); and (ii) the Employee Stock Purchase Plan of ADI (the “ESPP” and, together with the 2026 Equity Plan, the “Compensation Plans”), became effective on August 7, 2026. A description of the material terms of the Compensation Plans can be found in the Information Statement under the section entitled “Executive Compensation—2026 Equity Plan” and “Executive Compensation—Employee Stock Purchase Plan,” as applicable, each of which such section is incorporated herein by reference. The descriptions are qualified in their entirety by reference to the 2026 Equity Plan and the ESPP, which are filed as Exhibits 10.2 and 10.3 hereto, respectively, and incorporated herein by reference.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number:	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1	Separation and Distribution Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc.	8-K	001-43281	2.1	8/4/2026
3.1	Amended and Restated Certificate of Incorporation of ADI Global Distribution Inc.	8-K	001-43281	3.1	8/4/2026
3.2	Amended and Restated Bylaws of ADI Global Distribution Inc.	8-K	001-43281	3.2	8/4/2026
3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Participating Preferred Stock of ADI Global Distribution Inc.	8-K	001-43281	3.3	8/4/2026
4.1	Indenture, dated June 30, 2026, by and among ADI Escrow Issuer LLC, the guarantor party thereto, and U.S. Bank Trust Company, National Association, as trustee	10-12B/A	001-43281	4.1	7/1/2026
4.2	Form of 7.125% Senior Notes due 2034 (included in Exhibit 4.1)	10-12B/A	001-43281	4.1	7/1/2026
4.3	First Supplemental Indenture, dated as of August 3, 2026, by and among ADI Global Distribution Funding LLC, ADI Global Distribution Inc., the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee	8-K	001-43281	4.1	8/4/2026
10.1	Credit Agreement dated July 1, 2026, by and among ADI Global Distribution Inc., as holdings, ADI Global Distribution Funding LLC, as borrower, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	10-12B/A	001-43281	10.22	7/1/2026
10.2+	ADI Global Distribution Inc. 2026 Stock Incentive Plan	S-8	333-298128	99.1	8/7/2026
10.3+	ADI Global Distribution Inc. Employee Stock Purchase Plan	S-8	333-298128	99.3	8/7/2026
10.4+	Restricted Stock Unit Assumption Notice under the 2026 Stock Incentive Plan of ADI Global Distribution Inc. and its Affiliates	S-8	333-298128	99.4	8/7/2026
10.5+	Performance Stock Unit Assumption Notice under the 2026 Stock Incentive Plan of ADI Global Distribution Inc. and its Affiliates (2024 PSUs)	S-8	333-298128	99.5	8/7/2026
10.6+	Performance Stock Unit Assumption Notice under the 2026 Stock Incentive Plan of ADI Global Distribution Inc. and its Affiliates (2025 ROIC PSUs)	S-8	333-298128	99.6	8/7/2026
10.7+	Performance Stock Unit Assumption Notice under the 2026 Stock Incentive Plan of ADI Global Distribution Inc. and its Affiliates (2025 TSR PSUs)	S-8	333-298128	99.7	8/7/2026
10.8+	Performance Stock Unit Assumption Notice under the 2026 Stock Incentive Plan of ADI Global Distribution Inc. and its Affiliates (2026 PSUs)	S-8	333-298128	99.8	8/7/2026
10.9	Employee Matters Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc.	8-K	001-43281	10.1	8/4/2026
10.10	Tax Matters Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc.	8-K	001-43281	10.2	8/4/2026

10.11	Transition Services Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc.	8-K	001-43281	10.3	8/4/2026
10.12	Intellectual Property Matters Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc.	8-K	001-43281	10.4	8/4/2026
10.13	Registration Rights Agreement, dated August 3, 2026, by and among ADI Global Distribution Inc., CD&R Channel Holdings, L.P. and CD&R Channel Holdings II, L.P.	8-K	001-43281	10.5	8/4/2026
10.14	Shareholders Agreement, dated August 3, 2026, by and among ADI Global Distribution Inc., CD&R Channel Holdings, L.P., CD&R Channel Holdings II, L.P., William Galvin and, solely for purposes of Section 3.6, Clayton, Dubilier & Rice Fund XII, L.P.	8-K	001-43281	10.6	8/4/2026
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
+ Indicates management contracts or compensatory plans or arrangements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADI Global Distribution Inc.

Date: August 13, 2026	By:	/s/ Michael Carlet
Michael Carlet Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2026	By:	/s/ Nicole Stevens
Nicole Stevens Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)