Form 10-Q
period 2026-10-03
ADI GLOBAL DISTRIBUTION INC.
filed 2026-11-12
CIK 2105139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 5, 2026, was 76,002,155 shares.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Unaudited Consolidated and Combined Condensed Balance Sheets as of October 3, 2026 and December 31, 2025	3
	Unaudited Consolidated and Combined Condensed Statements of Operations for the Three and Nine Months Ended October 3, 2026 and September 27, 2025	4
	Unaudited Consolidated and Combined Condensed Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended October 3, 2026 and September 27, 2025	5
	Unaudited Consolidated and Combined Condensed Statements of Cash Flows for the Nine Months Ended October 3, 2026 and September 27, 2025	6
	Unaudited Consolidated and Combined Condensed Statements of Changes in Equity for the Three and Nine Months Ended October 3, 2026 and September 27, 2025	7
	Notes to the Unaudited Consolidated and Combined Condensed Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
	Signatures	42

Part I. Financial Information
Item 1. Financial Statements
ADI GLOBAL DISTRIBUTION INC.
CONSOLIDATED AND COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share amounts)	October 3, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$208	$124
Accounts receivable, net	790	659
Inventories, net	1,064	1,036
Other current assets	189	154
Total current assets	2,251	1,973
Property, plant and equipment, net	112	107
Goodwill	400	1,066
Intangible assets, net	687	744
Operating lease right-of-use assets	245	236
Due from related parties - non-current	–	13
Other assets	11	13
Total assets	$3,706	$4,152
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$746	$717
Accrued liabilities	178	175
Current portion of operating lease liabilities	41	37
Due to related parties - current	–	68
Total current liabilities	965	997
Long-term debt	980	1,185
Non-current portion of operating lease liabilities	218	209
Deferred tax liabilities	90	60
Other liabilities	16	17
Total liabilities	2,269	2,468
Commitments and Contingencies (Note 14)
Equity:
Preferred stock, par value of $0.001 per share, 100 million shares authorized, 150 thousand shares issued and outstanding, and $1,000 liquidation preference at October 3, 2026	150	–
Common stock, par value of $0.001 per share, 700 million shares authorized, 76 million shares issued and outstanding at October 3, 2026	–	–
Treasury stock, at cost	(1)	–
Additional paid-in-capital	1,983	–
Net Former Parent investment	–	1,726
Accumulated deficit	(648)	–
Accumulated other comprehensive loss, net	(47)	(42)
Total equity	1,437	1,684
Total liabilities and equity	$3,706	$4,152
See the accompanying Notes to the Unaudited Consolidated and Combined Condensed Financial Statements.

ADI GLOBAL DISTRIBUTION INC.
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net revenue	$1,306	$1,203	$3,798	$3,601
Cost of goods sold	1,033	931	2,977	2,804
Gross profit	273	272	821	797
Operating expenses:
Selling, general and administrative expenses	202	190	607	561
Impairment of goodwill	659	–	659	–
Research and development expenses	10	11	33	28
Intangible asset amortization	24	24	73	70
Transaction related expenses	12	5	38	9
Restructuring expenses	–	1	7	6
Total operating expenses	907	231	1,417	674
(Loss) income from operations	(634)	41	(596)	123
Indemnification agreement expense	–	–	–	364
Other expense (income), net	1	1	3	(1)
Interest expense	19	17	52	29
Interest income	(1)	(2)	(4)	(6)
(Loss) income before taxes	(653)	25	(647)	(263)
Provision for (benefit from) income taxes	2	(1)	3	9
Net (loss) income	$(655)	$26	$(650)	$(272)

(Loss) earnings per common share:
Basic	$(8.65)	$0.34	$(8.59)	$(3.58)
Diluted	$(8.65)	$0.34	$(8.59)	$(3.58)

Weighted average common shares outstanding:
Basic	76	76	76	76
Diluted	76	76	76	76
See the accompanying Notes to the Unaudited Consolidated and Combined Condensed Financial Statements.

ADI GLOBAL DISTRIBUTION INC.
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Comprehensive (loss) income
Net (loss) income	$(655)	$26	$(650)	$(272)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gain (loss)	3	(11)	(5)	27
Changes in fair value of effective cash flow hedges	–	(1)	–	(2)
Total other comprehensive income (loss), net of tax	3	(12)	(5)	25
Comprehensive (loss) income	$(652)	$14	$(655)	$(247)
See the accompanying Notes to the Unaudited Consolidated and Combined Condensed Financial Statements.

ADI GLOBAL DISTRIBUTION INC.
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025
Cash Flows From Operating Activities:
Net loss	$(650)	$(272)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	659	–
Depreciation and amortization	89	86
Restructuring expenses	7	6
Stock-based compensation expense	19	18
Operating lease right-of-use-asset amortization	29	27
Other, net	5	2
Changes in assets and liabilities:
Accounts receivable, net	(137)	(93)
Inventories, net	(35)	(57)
Other current assets	(35)	(14)
Accounts payable	34	(28)
Accrued liabilities	7	4
Lease liabilities	(27)	(25)
Obligations payable under the Indemnification Agreement	–	(270)
Other, net	23	–
Net cash used in operating activities	(12)	(616)
Cash Flows From Investing Activities:
Capital expenditures	(37)	(37)
Related party loan activity, net	13	(13)
Other investing activities, net	2	–
Net cash used in investing activities	(22)	(50)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	988	–
Net transfers from Former Parent	98	621
Net decrease in due to related parties related to cash pooling arrangements	(65)	(5)
Cash distribution to Former Parent	(900)	–
Other financing activities, net	(5)	–
Net cash provided by financing activities	116	616
Effect of exchange rate changes on cash and cash equivalents	2	6
Net increase (decrease) in cash and cash equivalents	84	(44)
Cash and cash equivalents at beginning of period	124	137
Cash and cash equivalents at end of period	$208	$93
`
See the accompanying Notes to the Unaudited Consolidated and Combined Condensed Financial Statements.

ADI GLOBAL DISTRIBUTION INC.
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated deficit	Net Former Parent Investment	Accumulated Other Comprehensive Loss, net	Total Equity
Balance at July 5, 2026	–	$–	–	$–	–	$–	$–	$–	$2,505	$(50)	$2,455
Net loss	–	–	–	–	–	–	–	(648)	(7)	–	(655)
Other comprehensive income, net of tax	–	–	–	–	–	–	–	–	–	3	3
Preferred stock issuance	150	150	–	–	–	–	–	–	(150)	–	–
Common stock issuance, net of shares withheld for taxes	–	–	75	–	22	(1)	–	–	–	–	(1)
Stock-based compensation expense	–	–	–	–	–	–	3	–	–	–	3
Cash distribution to Former Parent	–	–	–	–	–	–	–	–	(900)	–	(900)
Net transfers from Former Parent	–	–	–	–	–	–	–	–	532	–	532
Issuance of common stock in connection with the Spin-Off and reclassification of Former Parent's net investment	–	–	75,923	–	–	–	1,980	–	(1,980)	–	–
Balance at October 3, 2026	150	$150	75,998	$–	22	$(1)	$1,983	$(648)	$–	$(47)	$1,437

Balance at June 29, 2025	–	$–	–	$–	–	$–	$–	$–	$2,123	$(33)	$2,090
Net income	–	–	–	–	–	–	–	–	26	–	26
Other comprehensive loss, net of tax	–	–	–	–	–	–	–	–	–	(12)	(12)
Net transfers to Former Parent	–	–	–	–	–	–	–	–	(386)	–	(386)
Balance at September 27, 2025	–	$–	–	$–	–	$–	$–	$–	$1,763	$(45)	$1,718

See the accompanying Notes to the Unaudited Consolidated and Combined Condensed Financial Statements.

ADI GLOBAL DISTRIBUTION INC.
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated deficit	Net Former Parent Investment	Accumulated Other Comprehensive Loss, net	Total Equity
Balance at January 1, 2026	–	$–	–	$–	–	$–	$–	$–	$1,726	$(42)	$1,684
Net loss	–	–	–	–	–	–	–	(648)	(2)	–	(650)
Other comprehensive loss, net of tax	–	–	–	–	–	–	–	–	–	(5)	(5)
Preferred stock issuance	150	150	–	–	–	–	–	–	(150)	–	–
Common stock issuance, net of shares withheld for taxes	–	–	75	–	22	(1)	–	–	–	–	(1)
Stock-based compensation expense	–	–	–	–	–	–	3	–	–	–	3
Cash distribution to Former Parent	–	–	–	–	–	–	–	–	(900)	–	(900)
Net transfers from Former Parent	–	–	–	–	–	–	–	–	1,306	–	1,306
Issuance of common stock in connection with the Spin-Off and reclassification of Former Parent's net investment	–	–	75,923	–	–	–	1,980	–	(1,980)	–	–
Balance at October 3, 2026	150	$150	75,998	$–	22	$(1)	$1,983	$(648)	$–	$(47)	$1,437

Balance at January 1, 2025	–	$–	–	$–	–	$–	$–	$–	$2,158	$(70)	$2,088
Net loss	–	–	–	–	–	–	–	–	(272)	–	(272)
Other comprehensive income, net of tax	–	–	–	–	–	–	–	–	–	25	25
Net transfers from Former Parent	–	–	–	–	–	–	–	–	(123)	–	(123)
Balance at September 27, 2025	–	$–	–	$–	–	$–	$–	$–	$1,763	$(45)	$1,718

See the accompanying Notes to the Unaudited Consolidated and Combined Condensed Financial Statements.

ADI GLOBAL DISTRIBUTION INC.
NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS

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
The Company has one operating segment and one reportable segment, based upon the information used by our chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer. Our CODM utilizes net income as the primary measure of segment performance because it reflects the underlying business performance and provides the CODM with a basis for making resource allocation decisions. The CODM uses net income to monitor budget versus actual results, for assessing performance of the segment and as a component in determining management’s compensation. Our CODM does not utilize assets for making resource allocation decisions.

Separation from Resideo Technologies, Inc.

On July 1, 2026, the Board of Directors of Resideo Technologies, Inc. (“Resideo” or “Former Parent”) approved the previously announced separation of Resideo's ADI Global Distribution business into an independent, publicly traded company through the pro rata distribution of all of the issued and outstanding common stock of ADI to Resideo's common stockholders (the “Separation” or “Spin-Off”).

On August 3, 2026, Resideo completed the Spin-Off through the pro rata distribution of 100% of the outstanding shares of ADI common stock to holders of Resideo common stock as of the close of business on July 20, 2026 (the “Record Date”). Each Resideo common stockholder received one share of ADI common stock for every two shares of Resideo common stock held. The shares of ADI common stock held by Resideo were recapitalized into 76 million shares of ADI common stock.

Following the Separation, Resideo retained no ownership interest in ADI, and ADI became an independent, publicly traded company. ADI's common stock began regular way trading on the New York Stock Exchange under the ticker “ADIG” on August 4, 2026.

In connection with the Separation of ADI from Resideo, ADI issued 150,000 shares of Series A Cumulative Convertible Participating Preferred Stock of ADI (“ADI Preferred Stock”) to Resideo, which Resideo delivered to the holders of Resideo preferred stock in exchange for a portion of their Resideo preferred stock. Following the exchange, 150,000 shares of Resideo preferred stock were cancelled, and ADI had 150,000 shares of ADI Preferred Stock outstanding. Immediately following the Separation, Clayton, Dubilier & Rice, LLC (“CD&R”) (or any private equity fund managed or advised by CD&R or any general partner thereof, or any of their respective affiliates) (the “CD&R Group”) beneficially owned shares of ADI common stock and ADI preferred stock, which, taken together on an as-converted basis, represented approximately 19.69% of ADI's total voting power.

In connection with the Separation, on August 3, 2026, the assets comprising the ADI businesses were contributed to ADI, a wholly-owned subsidiary of the Former Parent, and, as partial consideration for such contribution, the Company made a cash payment to Resideo in the amount of $900 million.

In connection with the Separation, ADI and Resideo entered into a Separation and Distribution agreement and certain ancillary agreements that govern the relationship between the parties following the Separation, including a transition services agreement, a tax matters agreement and an intellectual property matters agreement (the “Separation and Distribution Agreement”). Refer to the “The Separation and Distribution” section included in the Company's Information Statement for additional information.

The Separation and Distribution Agreement provided for a cash adjustment based on the Company's cash balances as of the closing of the Spin-Off, with a target cash amount of $150 million. During the third quarter of 2026, the Company received approximately $20 million from Resideo in complete settlement of this adjustment.

In addition, all per share amounts presented in the Unaudited Consolidated and Combined Condensed Financial Statements have been retroactively adjusted to give effect to this recapitalization.

Basis of Presentation
The accompanying Unaudited Consolidated and Combined Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of management, the Unaudited Consolidated and Combined Condensed Financial Statements include all adjustments, consisting of normal, recurring adjustments, necessary to fairly present the Company's financial position, results of operations, comprehensive income and cash flows for the periods presented. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Audited Combined Financial Statements for the year ended December 31, 2025 and the notes thereto included within the Company's Information Statement filed as an exhibit to the Company's Form 10-12B/A on July 1, 2026 (the “Information Statement”).

Prior to the Separation, the Company historically operated as part of Resideo and not as a separate, publicly traded company. For periods prior to the Separation, the accompanying financial statements were derived from Resideo's historical consolidated financial statements and accounting records and were prepared on a carve-out basis. All revenues and costs, as well as assets and liabilities, directly associated with the Company were included in the financial statements. The assets and liabilities comprising the Company are reflected at their historical cost basis and, in connection with the Separation, were transferred to ADI at their historical carry-over basis. The financial statements also include allocations of certain corporate and shared costs from Resideo for periods prior to the Separation. These allocations were determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been incurred had the Company operated independently of Resideo for the periods presented.

Former Parent's investment, which includes net income attributable to the Company prior to the Separation, represents Resideo's historical interest in the recorded net assets of the Company. All significant transactions between the Company and Resideo prior to the Separation have been included in the accompanying Unaudited Consolidated and Combined Condensed Financial Statements. Transactions with Resideo prior to the Separation are reflected in the Unaudited Consolidated and Combined Condensed Statements of Changes in Equity as Net transfers to Former Parent and, for periods prior to the Separation, in the Unaudited Combined Condensed Balance Sheets within Former Parent's investment. Prior to the Separation, certain financing transactions with Resideo were deemed to have been settled immediately through Former Parent's investment, while other transactions historically settled in cash between Resideo and the Company were reflected as amounts due from or due to related parties. Upon completion of the Separation, Resideo ceased to be a related party of the Company and transactions with Resideo are no longer reported as related party transactions. Refer to Note 15. Related Party Transactions for additional information.

Prior to the Separation, Resideo operated centralized treasury functions and certain of the Company’s cash was transferred to Resideo through centrally managed cash programs, while Resideo funded the Company’s operating and investing activities as needed. Cash and cash equivalents reflected in the Unaudited Consolidated and Combined Condensed Balance Sheets represent amounts held by the Company’s legal entities. These historical arrangements may not be indicative of the manner in which the Company would have financed its operations had it operated independently of Resideo during the periods presented.

Prior to the Separation, certain third-party debt of Resideo and related interest expense were reflected in the Company’s historical financial statements. Refer to Note 8. Long-Term Debt for additional information.

Following the Separation, the Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and no longer include allocations from Resideo. Accordingly, the Unaudited Consolidated and Combined Condensed Statements of Operations and Comprehensive Income for the three and nine months ended October 3, 2026 include the combined results of the Company for the period prior to the Separation and the consolidated results of the Company following the Separation. The comparative periods for 2025 consist entirely of the combined results of the ADI businesses.

The historical combined financial information for periods prior to the Separation may not be indicative of the results of operations or financial position that would have been achieved had the Company operated as a separate, publicly traded company during these periods, nor is such information necessarily indicative of the Company's future results.

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

Note 2. Summary of Significant Accounting Policies
Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the Audited Combined Financial Statements included in the Information Statement. There have been no significant changes to these policies that have had a material impact on the Unaudited Consolidated and Combined Condensed Financial Statements and the accompanying disclosure notes for the three and nine months ended October 3, 2026.

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

Note 3. Revenue Recognition
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation. We recognize the majority of our revenue from performance obligations satisfied at a point in time. Current deferred revenue was $29 million and $28 million as of October 3, 2026 and December 31, 2025, respectively and is included in Accrued liabilities. Non-current deferred revenue of $11 million as of both October 3, 2026 and December 31, 2025 is included in Other liabilities. Deferred revenue primarily relates to software updates and upgrades, technical support and subscription services. Contract assets were not material as of October 3, 2026 and December 31, 2025.
Disaggregated Revenue
The following tables present revenue by geographic location and product type, as we believe this presentation best depicts how the nature, amount, timing and uncertainty of net revenue and cash flows are affected by economic factors:

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Americas (1)	$1,138	$1,048	$3,296	$3,167
International (2)	168	155	502	434
Total net revenue	$1,306	$1,203	$3,798	$3,601

(1)Americas represents North, Central and South America.
(2)International represents all geographies that are not included in Americas.

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Third-party brands	$1,092	$991	$3,160	$2,972
Exclusive brands	214	212	638	629
Total net revenue	$1,306	$1,203	$3,798	$3,601
Note 4. Inventories, net
Inventories, net consist of the following:

(in millions)	October 3, 2026	December 31, 2025
Raw materials	$8	$4
Finished products	1,056	1,032
Total inventories, net	$1,064	$1,036
Note 5. Goodwill and Other Intangible Assets, net
Changes in the carrying value of goodwill were as follows:

(in millions)	Goodwill
Balance as of January 1, 2026	$1,066
Impairment of goodwill	(659)
Impact of foreign currency translation	(7)
Balance as of October 3, 2026	$400
Goodwill Impairment

Goodwill is assessed for impairment annually on the first day of the fourth quarter, or more frequently if indicators of impairment are present or circumstances suggest that impairment may exist.

As of the quarter ended October 3, 2026, the Company’s results reflected continued weakness in the residential market further impacting the demand for exclusive brand products as well as unfavorable product and customer mix shifts which contributed to a change in the Company's near-term outlook. Consequently, management updated its financial projections, including revised near-term revenue and operating margin expectations, which resulted in lower projected operating results and reduced projected future cash flows. In addition, management considered declines in the Company's stock price and market capitalization. Based on these factors, the Company concluded that a triggering event had occurred and performed an interim quantitative goodwill impairment assessment.

The Company operates as a single reportable segment and has one reporting unit for purposes of goodwill impairment testing. Accordingly, goodwill is tested for impairment at the Company level.

The Company estimated the fair value of its reporting unit using both an income approach and a market approach, with each approach weighted equally in determining the estimated fair value of the reporting unit. Under the income approach, the Company utilized a discounted cash flow model based on management's most recent financial projections. Under the market approach, the Company estimated fair value using valuation multiples derived from guideline public companies.

The valuation required significant judgment and the use of significant assumptions. The income approach incorporated assumptions regarding projected future cash flows, including revised near-term revenue and operating margin expectations, the discount rate and the terminal growth rate. The discount rate reflects the risks inherent in the projected future cash flows, including macroeconomic and industry-specific factors. The market approach incorporated valuation multiples derived from guideline public companies selected based on their comparability to the Company. The fair value estimate was classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.

Based on the interim quantitative goodwill impairment assessment, the carrying value of the Company's reporting unit exceeded its estimated fair value. As a result, the Company recognized a non-cash goodwill impairment charge of $659 million during the three months ended October 3, 2026. The impairment charge was recognized in Impairment of goodwill in the Unaudited Consolidated and Combined Condensed Statements of Operations.

The Company also performed an impairment assessment for its long-lived assets. No impairment charges were identified for long-lived assets during the nine months ended October 3, 2026.

All intangible assets are subject to amortization. These intangible assets consisted of the following:

	October 3, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$675	$(179)	$496	$675	$(140)	$535
Patents and technology	110	(41)	69	110	(28)	82
Software	125	(57)	68	109	(41)	68
Trademarks	72	(18)	54	74	(15)	59
Total intangible assets	$982	$(295)	$687	$968	$(224)	$744
Intangible asset amortization expense was $24 million and $73 million for the three and nine months ended October 3, 2026, respectively. For the three and nine months ended September 27, 2025, intangible asset amortization was $24 million and $70 million, respectively.

Note 6. Accrued Liabilities
Accrued liabilities consist of the following:

(in millions)	October 3, 2026	December 31, 2025
Compensation, benefit and other employee-related	$37	$45
Deferred revenue	29	28
Customer rebate reserve	18	20
Other (1)	94	82
Total accrued liabilities	$178	$175

(1)Other includes accruals for taxes payable, legal and professional fees, interest, current portion of long-term debt, product warranty obligations, freight payable, restructuring and other reserves.
Note 7. Leases
Operating lease expense recognized in Selling, general and administrative expenses was $19 million and $58 million for the three and nine months ended October 3, 2026, respectively, and $18 million and $50 million for the three and nine months ended September 27, 2025, respectively.
Total operating lease costs include variable lease costs of $4 million and $12 million for the three and nine months ended October 3, 2026, respectively, and $4 million and $11 million for the three and nine months ended September 27, 2025, respectively, recognized in Selling, general and administrative expenses.
The following table summarizes the carrying amounts of our operating lease assets and liabilities:

(in millions)	October 3, 2026	December 31, 2025
Operating lease right-of-use assets	$245	$236
Current portion of operating lease liabilities	$41	$37
Non-current portion of operating lease liabilities	$218	$209

The following table summarizes supplemental cash flow information related to operating leases:

	Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025
Cash paid for operating lease liabilities	$37	$25
Non-cash activities: operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$41	$89

As of October 3, 2026, we have additional operating leases that have not yet commenced, primarily related to ongoing real estate optimization. The total undiscounted future lease payments for these leases were $23 million.
Note 8. Long-Term Debt
The Company had the following debt outstanding as of:

(in millions)	October 3, 2026
7.125% Senior Notes due 2034	$400
Term Facility	600
Gross debt	1,000
Less: current portion of long-term debt (1)	(6)
Less: unamortized deferred financing costs	(14)
Total long-term debt	$980
(1) Included within Accrued liabilities on the Unaudited Consolidated and Combined Condensed Balance Sheet.
Senior Notes due 2034

On June 30, 2026, ADI Escrow Issuer LLC (the “Escrow Issuer”), a direct, wholly-owned subsidiary of ADI and an indirect, wholly-owned subsidiary of our Former Parent, completed an offering of $400 million aggregate principal of the Escrow Issuer’s 7.125% Senior Notes due 2034 (“Senior Notes due 2034”). The Senior Notes due 2034 were issued pursuant to an Indenture, dated June 30, 2026 (the “Indenture”), between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The proceeds from the offering of the Senior Notes due 2034 were used as part of the financing for the Spin-Off.

In connection with the completion of the Spin-Off, on August 3, 2026 and with the satisfaction of the Escrow Release Conditions (as defined in the Indenture), Escrow Issuer merged with and into ADI Global Distribution Funding LLC (“ADI Funding”), a direct wholly-owned subsidiary of ADI, and ADI Funding assumed the obligations of Escrow Issuer under the Indenture and the Senior Notes due 2034. In addition, ADI and certain of ADI's other subsidiaries (collectively, the “Guarantors”) guaranteed ADI Funding's obligations under the Indenture and the Senior Notes due 2034.

The Senior Notes due 2034 mature on July 15, 2034 and bear interest at an annual rate of 7.125%, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2027. The Senior Notes due 2034 are redeemable prior to July 15, 2029 at a make-whole redemption price (with a limited equity-funded redemption option for up to 40% of the principal at 107.125%), and become callable at specified redemption prices thereafter in accordance with the Indenture. Following the escrow release on August 3, 2026, the Indenture limits ADI's ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge, or transfer all or substantially all of ADI's assets. Additionally, upon certain events constituting a change of control, the holders of the Senior Notes due 2034 will have the right to have their Senior Notes due 2034 repurchased at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest, to (but not including) the date of purchase.

The Indenture provides for customary events of default, which, if any of them occurs, may cause the principal and accrued interest on the Senior Notes due 2034 to become, or to be declared, due and payable on an accelerated basis.

The fair value of the Senior Notes due 2034 was estimated using quoted market prices for the same or similar debt issuances, which is a Level 2 measurement in the fair value hierarchy. As of October 3, 2026, the fair value of the Senior Notes due 2034 was $394 million.

Credit Agreement of ADI

On July 1, 2026, ADI Funding entered into a senior secured Credit Agreement (the “Credit Agreement”) with the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for (i) term loans in an aggregate principal amount of $600 million (the “Term Facility”) and (ii) revolving credit commitments in an aggregate initial principal amount of $500 million (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). With the completion of the Spin-Off, on August 3, 2026, the Company borrowed $600 million under the Term Facility portion of the Credit Agreement and borrowings became available under the five-year $500 million Revolving Facility. No amounts have been drawn under the Revolving Facility. Borrowings under the Credit Facilities bear an interest rate, at the Company’s option, at either a base rate or the Secured Overnight Financing Rate (“SOFR”), in each case plus an applicable margin. The applicable margin on borrowings under the Revolving Facility varies based on ADI’s consolidated total net leverage ratio. The Term Facility requires quarterly amortization payments of 0.25% commencing the first full quarter after the Spin-Off. As of October 3, 2026, the effective interest rate on the Term Facility was 6.7%.

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

The Revolving Facility contains financial covenants, which were first tested as of October 3, 2026, including a consolidated total net leverage ratio that steps down over time and a minimum consolidated interest ratio. There were no outstanding borrowings and no letters of credit issued under the Revolving Facility as of October 3, 2026. As of October 3, 2026, the Company was in compliance with all covenants.

The fair value of the Term Facility was estimated using observable market inputs for similar debt instruments and is classified as a Level 2 measurement in the fair value hierarchy. As of October 3, 2026, the fair value of the Term Facility was $605 million.

Allocated Resideo Debt

Prior to the Spin-Off, Resideo was the obligor of multiple third-party debt instruments, some of which the Company was also jointly and severally liable, while other third-party debt instruments transferred to the Company upon the completion of the Spin-Off as noted above. For the debt instruments that the Company was jointly and severally liable for, a portion of the Former Parent’s long-term debt and short-term debt was allocated to the Company as of December 31, 2025. The related interest expense and unamortized deferred financing costs on the debt was allocated to the Company for the periods presented prior to the Spin-Off. Given the lack of a contractual agreement for the Company to pay a specified amount to the Former Parent (i.e., its co-obligors), the allocation basis was determined based on what the Company would reasonably expect to pay on behalf of its co-obligors. No payments were made by the Company to third-party creditors, as payments historically were made by the Former Parent in each reporting period.

The outstanding debt allocated to ADI from Resideo as of December 31, 2025 was as follows:

	December 31, 2025
(in millions)	Allocated to ADI	Total Resideo
4.000% Senior Notes due 2029 (1)	$112	$300
6.500% Senior Notes due 2032 (1)	224	600
Variable rate A&R Term B Facility (1)	871	2,231
Gross debt	$1,207	$3,231
Less: current portion of long-term debt (2)	(7)	(18)
Less: unamortized deferred financing costs	(15)	(46)
Total long-term debt	$1,185	$3,167

(1)These outstanding debt obligations associated with this instrument did not transfer to ADI in connection with the Spin-Off; however, the historical debt balances were allocated to the Company in a manner intended to approximate the indebtedness incurred by the Company upon completion of the Spin-Off.
(2)Included within Accrued liabilities on the Unaudited Consolidated and Combined Condensed Balance Sheets.

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
As of December 31, 2025, the weighted average interest rate on the A&R Term B Facility, excluding the impact of the interest rate swaps, was 5.76%.
Under the Second A&R Credit Agreement, the Borrower entered into a new senior secured revolving credit facility (the “A&R Revolving Credit Facility”), which refinanced in full the existing senior secured revolving credit facility (the “Original Revolver”) and provides for commitments in an aggregate principal amount of $500 million and a five-year term ending in June 2031. The Second A&R Credit Agreement also includes a senior secured term B loan facility (the “A&R Term B Facility”).
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

Interest Expense

For the three and nine months ended October 3, 2026, interest expense in connection with third-party debt was $18 million and $50 million, respectively. For the three and nine months ended September 27, 2025, interest expense in connection with third-party debt was $16 million and $25 million, respectively.

Prior to the Spin-Off, certain interest expense related to third-party debt was allocated to the Company, and the related cash interest payments were made by Resideo. Following the Spin-Off, interest expense reflects interest on third-party debt directly incurred by ADI.

Note 9. Indemnification Agreement
Prior to the Spin-Off on August 3, 2026, ADI was a subsidiary of Resideo. In connection with Resideo's separation from Honeywell in 2018, Resideo became an independently traded company as a result of a pro rata distribution of Resideo's common stock to the stockholders of Honeywell (the “Former Parent Spin-Off”). In connection with our Former Parent's Spin-Off from Honeywell, our Former Parent entered into an Indemnification Agreement pursuant to which our Former Parent had an obligation to make cash payments associated with Honeywell’s environmental liabilities which were capped at $140 million annually. Prior to the Former Parent entering into a definitive agreement with Honeywell to terminate the Indemnification Agreement, the Indemnification Agreement extended until the earlier of (1) December 31, 2043; or (2) December 31 of the third consecutive anniversary where the annual reimbursement obligation (including accrued amounts) has been less than $25 million.
Subsidiaries of the Company were jointly and severally liable for our Former Parent’s obligations for the Indemnification Agreement. As such, an allocated portion of our Former Parent's Indemnification Agreement expenses were presented within Indemnification Agreement expense in the Unaudited Consolidated and Combined Condensed Statements of Operations, as the Company was jointly and severally liable for such agreement until our Former Parent entered into an agreement with Honeywell in the third quarter of 2025 to terminate it as discussed under “Termination Agreement” below. Given the lack of a contractual agreement for the Company to pay a specified amount to the Former Parent (i.e., its co-obligors), the allocation basis was determined based on what the Company would reasonably expect to pay on behalf of its co-obligors. No payments were made by the Company to Honeywell as payments were made by the Former Parent historically and in each reporting period.
Termination Agreement
On July 30, 2025, Resideo entered into a definitive agreement with Honeywell to terminate the Indemnification Agreement (“Termination Agreement”). Our Former Parent made a pre-tax, one-time cash payment of $1,590 million to Honeywell, which occurred in the third quarter of 2025. In addition, our Former Parent also paid a regularly scheduled payment of $35 million in the first, second and third quarters of 2025. Upon completion of the pre-tax, one-time cash payment, the Indemnification Agreement was fully terminated. Our Former Parent is no longer required to make any further payments to Honeywell under the Indemnification Agreement and the associated affirmative and negative covenants no longer apply. As a result of the Termination Agreement, our Former Parent recorded $972 million in pre-tax expense in 2025. The liability in connection with the Indemnification Agreement was fully repaid and is not presented on the Unaudited Consolidated and Combined Condensed Balance Sheets.
As the subsidiaries of the Company were jointly and severally liable for our Former Parent’s obligations during the periods the obligations were outstanding, an allocated portion of the expense is presented within Indemnification agreement expense in the Unaudited Consolidated and Combined Condensed Statement of Operations as follows:

Nine Months Ended
(in millions)	September 27, 2025
Allocation to ADI	$364
Total Resideo	$972

There was no Indemnification Agreement expense recorded by our Former Parent or us for the three and nine months ended October 3, 2026 or the three months ended September 27, 2025.

Note 10. Restructuring

Restructuring actions were taken to better align our cost structure with our strategic objectives, improve operating efficiency and optimize our operating footprint. We may incur additional restructuring expenses associated with these plans or new plans in the future. There were no restructuring expenses for the three months ended October 3, 2026. For the nine months ended October 3, 2026, there were $7 million of restructuring expenses. For the three and nine months ended September 27, 2025, there were $1 million and $6 million of restructuring expenses, respectively. Accruals related to restructuring presented within Accrued liabilities were $4 million as of both October 3, 2026 and December 31, 2025.
Note 11. Stock-Based Compensation Plans
Prior to the Spin-Off, ADI had no stock-based compensation plans; however, certain of our employees and non-employee directors were eligible to participate in Resideo's Stock Incentive Plan which consists of the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc. which provided for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based awards.

In connection with the Spin-Off, the Company established the 2026 Stock Incentive Plan of ADI Global Distribution Inc. and its Affiliates (the “ADI Stock Plan”), which provides for the grant of stock-based awards to eligible employees and non-employee directors. The maximum number of shares of ADI common stock that may be issued under the ADI Stock Plan is 8,167,473 shares, subject to adjustment pursuant to the terms of the plan.

In connection with the Spin-Off, outstanding Resideo equity awards held by ADI employees were converted into awards of ADI common stock under the ADI Stock Plan using a conversion factor based on Resideo's closing stock price immediately prior to the Spin-Off and ADI's two-day volume-weighted average price for the first two trading days following the Spin-Off. The two-day volume-weighted average price was used to maintain the economic value before and after the Spin-Off. Approximately 2.8 million ADI restricted stock units (“RSUs”) and 212 thousand performance stock units (“PSUs”) were outstanding immediately following the conversion. The terms of the equity awards, including vesting schedules and performance periods, as applicable, generally remained unchanged. The conversion was accounted for as a modification under ASC 718, Compensation—Stock Compensation. Incremental compensation expense resulting from the conversion was immaterial and will be recognized over the remaining requisite service period of the applicable awards. RSUs generally vest ratably over three years and are subject to continued service through the applicable service dates.

Following the Spin-Off, the Company granted 91 thousand RSUs with a weighted average fair value of $26.60.

For the three and nine months ended October 3, 2026, stock-based compensation expense was $7 million and $19 million, respectively. For the three and nine months ended September 27, 2025, stock-based compensation expense was $6 million and $20 million, respectively. Stock-based compensation expense is included in either Selling, general and administrative expenses or Restructuring expenses in the Unaudited Consolidated and Combined Condensed Statements of Operations based on the nature of the expense.

As of October 3, 2026, total unrecognized compensation expense related to unvested stock-based awards was $31 million, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

Employee Stock Purchase Plan

Prior to the Spin-Off, certain employees of the Company participated in Resideo's Employee Stock Purchase Plan (the “Resideo ESPP”). The participation of the Company's employees in the Resideo ESPP was terminated prior to the Spin-Off.

In connection with the Spin-Off, the Company adopted the ADI Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and permits eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions during specified offering periods. The purchase price per share is equal to 90% of the fair market value of the Company's common stock on the first or last day of the applicable offering period, whichever is lower.

Compensation expense related to the ESPP was not material for the three and nine months ended October 3, 2026.

Note 12. Earnings (Loss) Per Common Share
Prior to the completion of the Spin-Off from Resideo, the Company had no common shares issued and outstanding. On August 3, 2026, there were 75,923,340 shares of ADI common stock issued and outstanding in connection with the Spin-Off. For purposes of calculating basic and diluted earnings per share for periods prior to the Spin-Off, the 75,923,340 shares issued in connection with the Spin-Off are treated as issued and outstanding for all periods presented. For periods prior to the Spin-Off, no dilutive effect is attributed to ADI equity awards because no ADI equity awards were outstanding during those periods.

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per common share follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Numerator for basic and diluted (loss) earnings per common share:
Net (loss) income	$(655)	$26	$(650)	$(272)
Less: preferred stock dividends attributable to the period	(2)	–	(2)	–
Net (loss) income available to common stockholders	$(657)	$26	$(652)	$(272)

Denominator for basic and diluted (loss) earnings per common share:
Weighted average basic number of common shares outstanding	76	76	76	76
Plus: dilutive effect of common stock equivalents	–	–	–	–
Weighted average diluted number of common shares outstanding	76	76	76	76

(Loss) earnings per common share:
Basic	$(8.65)	$0.34	$(8.59)	$(3.58)
Diluted	$(8.65)	$0.34	$(8.59)	$(3.58)

The following securities could potentially dilute basic earnings per share in future periods but were excluded from the calculation of diluted loss per common share because their effect would have been antidilutive for the periods presented. Restricted stock units are presented based on the weighted-average number of awards outstanding, and the Series A Preferred Stock is presented based on the weighted-average number of common shares issuable on an as-converted basis. Performance stock units are not included in the table below because the applicable performance condition would have resulted in no shares being issuable if the end of the reporting period were the end of the performance period.

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Restricted stock units	2	-	1	-
Preferred stock	6	-	2	-

Series A Preferred Stock

On August 3, 2026, in connection with the Separation of ADI from Resideo, ADI issued 150,000 shares of Series A Cumulative Convertible Participating Preferred Stock of ADI (“ADI Preferred Stock”) to Resideo, which Resideo delivered to the holders of Resideo preferred stock in exchange for a portion of their Resideo preferred stock. Following the exchange, 150,000 shares of Resideo preferred stock were cancelled, and ADI had 150,000 shares of ADI Preferred

Stock outstanding. The ADI Preferred Stock is convertible perpetual participating preferred stock with an initial conversion price of $16.152 per share and accrues cumulative dividends at a rate of 7.00% on the then current accumulated amount (initially, a liquidation preference of $1,000 per share of ADI Preferred Stock per annum, payable in cash or in kind through an increase to the accumulated amount of the ADI Preferred Stock). The ADI Preferred Stock votes together with the Company’s common stock on an as-converted basis and may be converted into common stock at the option of the holders at any time. As of October 3, 2026, cumulative undeclared dividends attributable to the Preferred Stock were $2 million. On October 15, 2026, the Company declared and paid a cash dividend of $2 million on the Preferred Stock.

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

The preferred stock is a participating security; therefore, we apply the two-class method in the calculation of basic and diluted earnings per share. Under this method, net income is allocated to common stockholders and participating preferred stockholders based on their respective rights to receive dividends as if all earnings for the period had been distributed. For purposes of computing earnings per share, net income (loss) available to common stockholders is adjusted for preferred dividends attributable to the period, whether or not such dividends have been declared. Losses are not allocated to the preferred stockholders given the holders are not contractually obligated to share in losses.

Diluted earnings per common share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the if-converted method and treasury stock method using the average market price of our common stock for the period, except when the inclusion of such instruments would be antidilutive.

Note 13. Income Taxes
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

For the three and nine months ended October 3, 2026, net tax expense was $2 million and $3 million, respectively. For the three and nine months ended September 27, 2025, net tax benefit from income taxes was $1 million and expense from income taxes was $9 million, respectively. Net tax expense consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible Indemnification agreement expense, stock-based compensation, transaction related expenses and goodwill impairment.

Cash Paid for Taxes
For the three and nine months ended October 3, 2026, cash paid for taxes, net of refunds was $1 million and $5 million, respectively. For the three and nine months ended September 27, 2025, cash paid for taxes, net of refunds was $1 million and $7 million, respectively.

Note 14. Commitments and Contingencies
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
Warranties and Guarantees
In the normal course of business, we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and product performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in Accrued liabilities and Other liabilities on the Unaudited Consolidated and Combined Condensed Balance Sheets.
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

The Company applied a gain contingency model in accordance with ASC 450-30, Gain Contingencies. Under this model, a gain contingency is not recognized until the gain is realized or realizable. During the three and nine months ended October 3, 2026, we recognized approximately $4 million and $24 million of IEEPA tariff refunds, which is included in Cost of goods sold on our Unaudited Consolidated and Combined Condensed Statements of Operations. We expect additional recoveries in future periods; however, uncertainties remain regarding the amount and timing of future collections. Therefore, we will recognize additional refunds when received.

Note 15. Related Party Transactions
Allocations of Corporate Costs
The Unaudited Consolidated and Combined Condensed Financial Statements reflect allocations of certain expenses from our Former Parent, including, but not limited to, costs related to corporate executives, finance, legal, audit, mergers and acquisitions, human resources, information technology, insurance, employee benefits, costs associated with the Spin-Off and other expenses that are either specifically identifiable or clearly applicable to the Company. The allocation methods used include relative percentage of segment operating income, headcount and other methods that considered the relative time spent based on internal resources. Management believes that the allocation methodologies used to allocate expenses to the Company were reasonable; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly traded company for the periods prior to the Separation. Actual costs the Company may have incurred had it been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.
Amounts recorded in Selling, general and administrative expenses were $6 million and $37 million for the three and nine months ended October 3, 2026, respectively, and $12 million and $35 million for the three and nine months ended September 27, 2025, respectively. No costs were allocated after the Separation.
Amounts recorded in Transaction related expenses were $7 million and $33 million for the three and nine months ended October 3, 2026, respectively, and relate to costs incurred by our Former Parent prior to the Spin-Off. There were $2 million allocated transaction related expenses for the three and nine months ended September 27, 2025.
Transactions with Former Parent
Prior to the Spin-Off, our intercompany arrangements between the Company and Former Parent were included in these Unaudited Consolidated and Combined Condensed Financial Statements and consisted of receivables and payables arising from trade transactions, as well as related party loan balances associated with the participation of certain of our subsidiaries in the Former Parent’s centralized cash management programs. Additionally, we had intercompany loans with the Former Parent and certain of its subsidiaries. Activity related to loans receivables and payables is presented in investing activities and financing activities, respectively, in the Unaudited Consolidated and Combined Condensed Statement of Cash Flows. Arrangements with the Former Parent were terminated in connection with the Spin-Off.

During the normal course of operations, the Company made inventory purchases from our Former Parent. During the three and nine months ended October 3, 2026, the Company purchased $13 million and $96 million of inventory from Former Parent, respectively, through the separation date. During the three and nine months ended September 27, 2025, the Company purchased $39 million and $133 million of inventory from Former Parent, respectively. Certain purchases were cash settled and presented net within Due to related parties - current on the Unaudited Consolidated and Combined Condensed Balance Sheets in the amount of $1 million as of December 31, 2025.
Our payable balance pursuant to the cash pooling arrangements, presented within Due to related parties - current on the Unaudited Consolidated and Combined Condensed Balance Sheets, was $67 million as of December 31, 2025. Cash pooling arrangements between the Company and Former Parent that were not anticipated to be cash settled are presented in Net Former Parent investment on the Unaudited Consolidated and Combined Condensed Balance Sheets and totaled $71 million as of December 31, 2025. Our receivable balance pursuant to the intercompany loans, presented net within Due from related parties - non-current on the Unaudited Consolidated and Combined Condensed Balance Sheets, was $13 million as of December 31, 2025.
The Company recognized related party interest expense and interest income from financing transactions with Former Parent. During the three and nine months ended October 3, 2026, the Company recognized an immaterial amount and $1 million of related party interest expense, respectively. During the three and nine months ended September 27, 2025, the Company recognized $1 million and $4 million of related party interest expense, respectively. During the three and nine months ended October 3, 2026, the Company recognized an immaterial amount and $1 million of related party interest income, respectively. During the three and nine months ended September 27, 2025, the Company recognized an immaterial amount and $2 million of related party interest income, respectively.
Net Transfers From (To) Former Parent

Net transfers from (to) Former Parent are included within financing activities in the Unaudited Consolidated and Combined Condensed Statements of Cash Flows and within Net Former Parent Investment on the Unaudited Consolidated and Combined Condensed Statements of Changes in Equity. This activity represents the net effect of transactions between the Company and Resideo.
The components of net transfers from (to) Former Parent are as follows:

	Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025
Net transfers from Former Parent as reflected in the Unaudited Consolidated and Combined Condensed Statements of Cash Flows	$98	$621
Stock-based compensation expense	16	20
Allocation of depreciation & amortization	1	1
Allocation of third-party debt and cash flow hedges	1,191	(712)
Other non-cash investing and financing activities	–	(53)
Net transfers from/to Former Parent as reflected on the Unaudited Consolidated and Combined Condensed Statements of Changes in Equity	$1,306	$(123)

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical factual information are forward-looking statements, including, without limitation, statements regarding: the Separation of the Company from Resideo, which was completed on August 3, 2026 (the “Separation” or the “Spin-Off”); expected future financial and operating performance of, and future opportunities for, the Company following the Separation; anticipated benefits of the Separation; the tax treatment of the Separation; our liquidity position or other financial measures; management’s plans and strategies for future operation; the effects of the Separation or the distribution on our business; growth, declines and other trends in markets we sell into, including the expected impact of trade and tariff policies; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “believe,” “anticipate,” “continue,” “will,” “should,” “could,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “goal,” “forecast” and “positioned” and words and terms of similar substance or references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.

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

Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by the Company's forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statement. Forward-looking statements speak only as of the date of the document or other communication in which they are made (or such earlier date as may be specified in such statement). ADI assumes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include:

•weakness in the economy, market trends and end markets, and other conditions affecting the profitability and financial stability of our customers, our supply chain and our logistics network;
•adverse macroeconomic and market conditions affecting our customers, including weakness in residential housing markets, inflation, interest rates and access to credit, and the resulting impacts on demand, order patterns and pricing;
•competitive markets and our ability to retain and expand our customer relationships;
•goodwill, intangible assets, or long-lived asset impairment charges, including the impairment charge we recorded in the quarter ended October 3, 2026;
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
•the impacts of tariffs (including the amount and timing of any potential tariff refund), import and export restrictions, trade barriers, sanctions and related judicial or regulatory developments;
•risks related to our international operations, including political instability, changes in law, compliance obligations, and currency exchange rate fluctuations;

•financial institution failures, defaults or other counterparty risks;
•harm to our brand, growth and expansion of our exclusive branded products, reputation or customer relationships resulting from product or service quality issues, recalls or negative publicity;
•risks associated with acquisitions and other strategic transactions, including our ability to identify, consummate and integrate acquisitions, realize expected benefits and manage integration-related costs and disruptions;
•the success of any new product introductions;
•failures or disruptions of our information technology systems and infrastructure;
•delays in the implementation and consolidation of certain ADI enterprise systems and websites, including as part of our One ADI and enterprise-resource planning activities;
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
•the allocation of assets and liabilities under the transaction agreements with Resideo;
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
•changes in our effective tax rate;
•failure to realize the expected benefits of any restructuring program or cost savings initiatives, including the consolidation of our distribution and store network;
•the use of critical accounting estimates and judgments; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report and under “Cautionary Statement Concerning Forward-Looking Statements,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Information Statement.

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
Our results are affected by macroeconomic and market conditions, including inflation, interest rates and conditions in the residential housing market. During the third quarter of 2026, residential demand weakened, which adversely affected sales volumes and product mix, particularly within our higher-margin exclusive brands. We expect residential demand to remain soft in the near term. Inflationary pressures also continue to affect our operating costs. We are taking actions to address these trends, including pricing and cost-saving initiatives, efforts to improve product and customer mix and initiatives to increase penetration of our exclusive brands.
The Company has one operating segment and one reportable segment, based upon the information used by our chief operating decision maker (“CODM”) in evaluating the performance of our business and allocating resources and capital. The Company’s CODM is its Chief Executive Officer.

Separation from Resideo Technologies, Inc.

On July 1, 2026, the Board of Directors of Resideo Technologies, Inc. (“Resideo” or “Former Parent”) approved the previously announced separation of Resideo's ADI Global Distribution business into an independent, publicly traded company through the pro rata distribution of all of the issued and outstanding common stock of ADI to Resideo's common stockholders (the “Separation” or “Spin-Off”).

In connection with the Separation, on August 3, 2026, the assets comprising the ADI businesses were contributed to ADI, a wholly-owned subsidiary of the Former Parent, and, as partial consideration for such contribution, we made a cash payment to Resideo in the amount of $900 million. In addition, the shares of ADI common stock held by Resideo were recapitalized into 76 million shares of ADI common stock. All per share amounts presented in the Unaudited Consolidated and Combined Condensed Financial Statements have been retroactively adjusted to give effect to this recapitalization.

On August 3, 2026, Resideo completed the Spin-Off through the pro rata distribution of 100% of the outstanding shares of ADI common stock to holders of Resideo common stock as of the close of business on July 20, 2026 (the “Record Date”). Each Resideo common stockholder as of the Record Date received one share of ADI common stock for every two shares of Resideo common stock held. Following the Separation, Resideo retained no ownership interest in ADI, and ADI became an independent, publicly traded company. ADI's common stock began regular way trading on the New York Stock Exchange under the ticker “ADIG” on August 4, 2026.

In connection with the Separation, ADI and Resideo entered into a Separation and Distribution Agreement, dated July 31, 2026 and certain ancillary agreements that govern our relationship following the Separation, including a transition services agreement, a tax matters agreement and an intellectual property matters agreement (the “Separation and Distribution Agreement”). Refer to the section titled “The Separation and Distribution” included in the Company's Information Statement for additional information.

Immediately following the Separation, Clayton, Dubilier & Rice, LLC (“CD&R”) (or any private equity fund managed or advised by CD&R or any general partner thereof, or any of their respective affiliates) (the “CD&R Group”) beneficially owned shares of ADI common stock and ADI preferred stock, which, taken together on an as-converted basis, represented approximately 19.69% of ADI's total voting power.

The Separation and Distribution Agreement provided for a cash adjustment based on the Company's cash balances as of the closing of the Spin-Off, with a target cash amount of $150 million. During the third quarter of 2026, we received approximately $20 million from Resideo in complete settlement of this adjustment.

We have established additional procedures and practices required of a standalone public company. As a result, we have incurred, and will continue to, incur additional one-time and non-recurring expenses consisting primarily of employee-related costs, costs to establish certain standalone functions and information technology systems and other transaction related expenses. Additionally, we have incurred, and will continue to incur, incremental costs that arise from becoming a standalone public company, including costs related to external reporting, internal audit, treasury, investor relations, board of directors and officers and stock administration, as well as costs from expanding the services of existing functions, such as information technology, finance, supply chain, human resources, legal, tax, facilities, branding, security, government relations, community outreach and insurance. In line with our long-term cost strategy, we will continue to evaluate operational cost improvement opportunities as a standalone company by utilizing our lean culture and innovative technologies to drive lower costs and increased productivity levels across our business and corporate functions.
Results of Operations
The following tables summarize our results of operations for the periods presented:

	Three Months Ended
(in millions, except percentages)	October 3, 2026	September 27, 2025	$ Change	% Change
Net revenue	$1,306	$1,203	$103	8.6%
Cost of goods sold	1,033	931	102	11.0%
Gross profit	273	272	1	0.4%
Gross profit margin	20.9%	22.6%		(170) bps
Operating expenses:
Selling, general and administrative expenses	202	190	12	6.3%
Impairment of goodwill	659	–	659	N/A
Research and development expenses	10	11	(1)	(9.1)%
Intangible asset amortization	24	24	–	–%
Transaction related expenses	12	5	7	140.0%
Restructuring expenses	–	1	(1)	(100.0)%
Total operating expenses	907	231	676	292.6%
(Loss) income from operations	(634)	41	(675)	(1646.3)%
Other expense, net	1	1	–	–%
Interest expense	19	17	2	11.8%
Interest income	(1)	(2)	1	(50.0)%
(Loss) income before taxes	(653)	25	(678)	(2712.0)%
Provision for (benefit from) income taxes	2	(1)	3	(300.0)%
Net (loss) income	$(655)	$26	(681)	(2619.2)%

	Nine Months Ended
(in millions, except percentages)	October 3, 2026	September 27, 2025	$ Change	% Change
Net revenue	$3,798	$3,601	$197	5.5%
Cost of goods sold	2,977	2,804	173	6.2%
Gross profit	821	797	24	3.0%
Gross profit margin	21.6%	22.1%		(50) bps
Operating expenses:
Selling, general and administrative expenses	607	561	46	8.2%
Impairment of goodwill	659	–	659	N/A
Research and development expenses	33	28	5	17.9%
Intangible asset amortization	73	70	3	4.3%
Transaction related expenses	38	9	29	322.2%
Restructuring expenses	7	6	1	16.7%
Total operating expenses	1,417	674	743	110.2%
(Loss) income from operations	(596)	123	(719)	(584.6)%
Indemnification agreement expense	–	364	(364)	(100.0)%
Other expense (income), net	3	(1)	4	(400.0)%
Interest expense	52	29	23	79.3%
Interest income	(4)	(6)	2	(33.3)%
Loss before taxes	(647)	(263)	(384)	146.0%
Provision for income taxes	3	9	(6)	(66.7)%
Net loss	$(650)	$(272)	$(378)	139.0%
Net Revenue

Three months ended

Net revenue for the three months ended October 3, 2026 was $1,306 million, an increase of $103 million, or 8.6%, compared to the same period in 2025. The increase was primarily driven by higher sales volume of $71 million including the impact of the Americas ERP conversion on the prior-year period and incremental selling days in the current period, and $35 million from favorable price increases. This was partially offset by $2 million of unfavorable foreign currency exchange rates.
Nine months ended

Net revenue for the nine months ended October 3, 2026 was $3,798 million, an increase of $197 million, or 5.5%, compared to the same period in 2025. The increase was primarily driven by $113 million from favorable price increases, higher sales volume of $72 million including the impact of the Americas ERP conversion on the prior-year period and incremental selling days in the current period, and $16 million from favorable foreign currency exchange rates.
Gross Profit and Gross Profit Margin

Three months ended

Gross profit for the three months ended October 3, 2026 was $273 million, an increase of $1 million, or 0.4%, as compared to 2025, and gross margin was 20.9% for the three months ended October 3, 2026, down 170 basis points (“bps”) from the prior year period. The decrease in gross margin was primarily driven by unfavorable price and mix shift of 140 bps, temporary pricing benefit in the prior period ahead of tariffs impacting average cost of inventory to cost of goods sold of 70 bps, higher freight, duty, and inventory related charges of 50 bps, partially offset by $4 million of tariff refunds, or 30 bps, and $8 million of benefit from Spin-Off related inventory adjustments, or 60 bps.
Nine months ended

Gross profit for the nine months ended October 3, 2026 was $821 million, an increase of $24 million, or 3.0%, as compared to 2025, and gross margin was 21.6% for the nine months ended October 3, 2026, down 50 bps from the prior year period. The decrease in gross margin was primarily driven by unfavorable price and mix shift of 50 bps, temporary pricing benefit in the prior period ahead of tariffs impacting average cost of inventory to cost of goods sold of 40 bps, and higher duty, freight, and inventory related charges of 40 bps, primarily offset by the favorable impact from tariff refunds of $24 million, or 60 bps, and $8 million of benefit from Spin-Off related inventory adjustments, or 20 bps.

Selling, General and Administrative Expenses

Three months ended

Selling, general and administrative expenses for the three months ended October 3, 2026 were $202 million, an increase of $12 million, or 6.3%, as compared to the same period in 2025. The increase was primarily driven by $7 million of facility and other costs associated with consolidating our real estate footprint and operating the distribution centers, $6 million of merit and cost inflation impacts, $3 million of investments in third-party spend in the business, and $4 million of increases in finance, legal, human resources, information technology, and other standalone costs as compared to allocated cost in the prior period. The increase was partially offset by $9 million of operating expense reductions.
Nine months ended

Selling, general and administrative expenses for the nine months ended October 3, 2026 were $607 million, an increase of $46 million, or 8.2%, as compared to the same period in 2025. The increase was driven mainly by $17 million of facility and other costs associated with consolidating our real estate footprint and operating the distribution centers, $17 million of merit and cost inflation impacts, $12 million of increases in finance, legal, human resources, information technology, and other standalone costs as compared to allocated cost in the prior period, as well as $17 million from investments in third-party spend, increases in bad debt expense, incremental days in the current period, and unfavorable foreign currency exchange rates. The increase was partially offset by $21 million of people and operating expense reductions.
Research and Development Expenses

Three months ended

Research and development expenses for the three months ended October 3, 2026 were $10 million, a decrease of $1 million, or 9.1%, compared to the same period in 2025. The decrease was primarily due to people and operating expense reductions.

Nine months ended

Research and development expenses for the nine months ended October 3, 2026 were $33 million, an increase of $5 million, or 17.9%, compared to the same period in 2025. The increase was primarily due to incremental costs incurred to develop and introduce new products into the market partially offset by people and operating expense reductions.
Impairment of Goodwill

Three and nine months ended

Impairment of goodwill of $659 million represents a non-cash goodwill impairment charge recognized during the three months ended October 3, 2026 as a result of an interim quantitative goodwill impairment assessment. We performed the interim assessment after concluding that a triggering event had occurred, based on continued weakness in the residential market impacting demand for our exclusive brand products, unfavorable product and customer mix shifts, the resulting change in our near-term outlook and reduced projected future cash flows, and declines in our stock price and market capitalization. The impairment did not impact our cash flows or liquidity or our compliance with the financial covenants under the Credit Agreement. Refer to Note 5. Goodwill and Other Intangible Assets, net, of the Notes to the Unaudited Consolidated and Combined Condensed Financial Statements for additional information.

Intangible Asset Amortization

Three months ended

Intangible asset amortization for both the three months ended October 3, 2026 and September 27, 2025 was $24 million.
Nine months ended

Intangible asset amortization for the nine months ended October 3, 2026 was $73 million, an increase of $3 million as compared to the same period in 2025, primarily due to an increase in capitalized software.
Transaction Related Expenses

Three months ended

Transaction related expenses for the three months ended October 3, 2026 were $12 million, an increase of $7 million as compared to the same period in 2025. The increase was primarily due to $10 million of expenses incurred in connection with the Spin-Off, including third-party advisory, consulting, legal and other incremental separation-related costs, offset by a $3 million decrease in expenses related to integration costs incurred for the Snap One acquisition in the three months ended September 27, 2025.

Nine months ended

Transaction related expenses for the nine months ended October 3, 2026 were $38 million, an increase of $29 million as compared to the same period in 2025. The increase was primarily due to $36 million of expenses incurred in connection with the Spin-Off, including third-party advisory, consulting, legal and other incremental separation-related costs, offset by a $7 million decrease in expenses related to integration costs incurred for the Snap One acquisition in the nine months ended September 27, 2025.

Restructuring Expenses

Three months ended

Restructuring expenses for the three months ended October 3, 2026 decreased $1 million compared to the same period in 2025.
Nine months ended

Restructuring expenses for the nine months ended October 3, 2026 were $7 million, an increase of $1 million as compared to the same period in 2025. The increase was due to restructuring actions taken to better align our cost structure with our strategic objectives, improve operating efficiency and optimize our operating footprint.
Indemnification Agreement Expense

Nine months ended

We incurred no Indemnification Agreement expense for the nine months ended October 3, 2026, a decrease of $364 million compared to the same period in 2025. The decrease was driven by Resideo's termination of the Indemnification

Agreement with Honeywell in 2025. Refer to Note 9. Indemnification Agreement, of the Notes to the Unaudited Consolidated and Combined Condensed Financial Statements for additional information.
Interest Expense

Three months ended

Interest expense for the three months ended October 3, 2026 was $19 million, an increase of $2 million compared to 2025. The change was due to higher interest rates on the Company's long-term debt incurred in connection with the Spin-Off. Refer to Note 8. Long-Term Debt, of the Notes to the Unaudited Consolidated and Combined Condensed Financial Statements for additional information.
Nine months ended

Interest expense for the nine months ended October 3, 2026 was $52 million, an increase of $23 million compared to 2025. The change was due to higher interest rates on the Company's long-term debt incurred in connection with the Spin-Off, an increase in the total long-term debt held by Resideo through additional borrowings related to the termination of the Indemnification Agreement, and the resulting increase in the allocated debt and associated interest expense to the Company. Refer to Note 8. Long-Term Debt of the Notes to the Unaudited Consolidated and Combined Condensed Financial Statements, for additional information.

Interest Income

Three months ended

Interest income for the three months ended October 3, 2026 was $1 million, a decrease of $1 million compared to 2025.
Nine months ended

Interest income for the nine months ended October 3, 2026 was $4 million, a decrease of $2 million compared to 2025.
Provision for Income Taxes

Three and nine months ended

The Company's effective income tax rate was (0.3)% and (0.5)% for the three and nine months ended October 3, 2026, respectively, compared to (4)% for both the three and nine months ended September 27, 2025, which reflected income tax expense recorded on pre-tax losses for all comparative periods. The change in the effective tax rate for the three and nine months ended October 3, 2026 compared to the same periods in 2025 is primarily driven by the absence of nondeductible Indemnification Agreement expense in 2026, and increases in deductible stock-based compensation, transaction related expenses and goodwill impairment.
Income tax expense was $2 million and $3 million during the three and nine months ended October 3, 2026, compared to a net tax benefit of $1 million and an income tax expense of $9 million during the three and nine months ended September 27, 2025.

Non-GAAP Financial Measures
In addition to our financial results as prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we evaluate our operating performance using certain financial measures, including Adjusted EBITDA and Adjusted EBITDA margin, that are not defined by, or prepared in accordance with, GAAP. We refer to these measures as “non-GAAP” financial measures. These non-GAAP financial measures are supplemental measures of our performance that we believe help investors to better understand our financial condition and operating results and to analyze business trends by providing measures which management uses to evaluate operating performance. We use these non-GAAP financial measures, in addition to the corresponding GAAP financial measures, as important supplemental measures of our operating performance that exclude non-cash and other disclosed items that we believe are not indicative of our underlying business, core operating results and the overall health of our company. We believe the use of such non-GAAP financial measures assists investors in understanding the ongoing operating performance of the Company by presenting the financial results between periods on a more comparable basis. These non-GAAP measures should be considered only as supplements to, and should not be considered in isolation or used as a substitute for, financial information prepared in accordance with GAAP. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance. In conjunction with our GAAP results, we use these non-GAAP measures to assess business performance, particularly when comparing performance to past periods. As such, we believe these measures are useful for investors because they facilitate a comparison of financial results from period to period.
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
We believe that Adjusted EBITDA and Adjusted EBITDA margin, which are adjusted to exclude the effects of unique and/or non-cash items that are not closely associated with ongoing operations, provide management and investors with meaningful measures of our performance that increase the period-to-period comparability by highlighting the results from ongoing operations and the underlying profitability factors. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net revenue. We believe Adjusted EBITDA and Adjusted EBITDA margin provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations without the effect of charges that do not relate to the core operations of our business, such as the impact of the goodwill impairment, restructuring charges, transaction related expenses, the Indemnification Agreement and foreign currency impacts, as these activities can obscure underlying trends.
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

Adjusted EBITDA and Adjusted EBITDA margin

The following table provides a reconciliation of net (loss) income and net (loss) income margin, the most closely comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended		Nine Months Ended
(in millions, except percentages)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net revenue	$1,306	$1,203	$3,798	$3,601
Net (loss) income	$(655)	$26	$(650)	$(272)
Net (loss) income margin	(50.2)%	2.2%	(17.1)%	(7.6)%
Provision for (benefit from) income taxes	2	(1)	3	9
(Loss) income before taxes	(653)	25	(647)	(263)
Impairment of goodwill	659	–	659	–
Depreciation and amortization	30	29	89	86
Interest expense	19	17	52	29
Interest income	(1)	(2)	(4)	(6)
Indemnification Agreement expense (1)	–	–	–	364
Stock-based compensation expense (2)	7	6	19	18
Restructuring expenses (3)	–	1	7	6
Transaction related expenses (4)	12	5	38	9
Spin-Off inventory basis adjustment (5)	(8)	–	(8)	–
Other (6)	1	1	3	(1)
Adjusted EBITDA	$66	$82	$208	$242
Adjusted EBITDA margin	5.1%	6.8%	5.5%	6.7%
(1)Consists of charges associated with the Indemnification Agreement that were allocated to the Unaudited Consolidated and Combined Condensed Financial Statements. Refer to Note 9. Indemnification Agreement, of the Notes to the Unaudited Consolidated and Combined Condensed Financial Statements for additional information.
(2)Represents non-cash compensation expenses recognized for stock-based compensation arrangements.
(3)Consists of non-recurring charges associated with restructuring initiatives. Refer to Note 10. Restructuring, of the Notes to the Unaudited Consolidated and Combined Condensed Financial Statements for additional information.
(4)For the three and nine months ended October 3, 2026, represents $12 million and $38 million of transaction costs related to the Spin-Off. For the three months ended September 27, 2025, represents $3 million of Snap One integration costs and $2 million of transaction costs related to the Spin-Off. For the nine months ended September 27, 2025, represents $7 million of Snap One integration costs and $2 million of transaction costs related to the Spin-Off.
(5)Represents the benefit to cost of goods sold associated with inventory held at the Spin-Off that was previously purchased from Resideo and reflected in historical intercompany profit eliminations. The Company excludes this benefit from Adjusted EBITDA as the related inventory is sold.
(6)Represents amounts included in Other expense (income), net reported on the Unaudited Consolidated and Combined Condensed Statements of Operations.
Liquidity and Capital Resources
As of October 3, 2026, we had $208 million of cash and cash equivalents. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital as needed.

The cash reflected on our Unaudited Consolidated and Combined Condensed Balance Sheets represents cash accounts legally owned by our subsidiaries and comprises both (a) bank accounts held by local jurisdictions that do not participate in centralized cash pooling arrangements, as well as (b) bank accounts that participate in centralized cash pooling arrangements and are owned by our subsidiaries.

Historically, Resideo had provided cash management and other treasury services to us, the effect of which was presented as Due from related parties – current, Due to related parties – current, Due from related parties – non-current, Due to related parties – non-current and Net Former Parent investment on the Unaudited Consolidated and Combined Condensed Balance Sheets. As a result of completing the Spin-Off, we ceased participating in Resideo’s cash pooling process, effectively settling any outstanding related party loan arrangements and our cash and cash equivalents are now held and used solely for our own operations. As a result, our capital structure, long-term commitments and sources of liquidity changed meaningfully from our historical practices.
Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies, and the expansion of our sales and marketing activities. We may enter into acquisitions or strategic arrangements in the future, which also could require us to seek additional equity or debt financing. In connection with the Spin-Off, we entered into new financing arrangements and issued shares of ADI Preferred Stock which includes an obligation to pay regular dividends (in cash or in-kind) to the holders of the ADI Preferred Stock. Fulfilling our obligations to pay dividends or the exercise of any optional redemption rights with respect to the outstanding ADI Preferred Stock could, if paid in cash, impact our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes. We believe our existing cash held as of the Spin-Off, cash flows generated from operations and access to capital markets and financing facilities will provide adequate resources to meet the needs of our current and planned operations.

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
With respect to long-term debt facilities remaining with Resideo and the Indemnification Agreement liability, the Company had not historically made cash payments to third parties as such payments were made by Resideo and there is no expectation or requirement for the Company to be obligated to make payments of this nature in the future as the Indemnification Agreement (including the guarantee provided by the Company) was terminated in the third quarter of 2025 and, in the case of the long-term debt facilities remaining with Resideo, ADI is no longer an obligor or guarantor with respect to these obligations upon completion of the Spin-Off.
Upon the completion of the Spin-Off, the Company used the aggregate proceeds received from the Senior Notes due 2034 and the Term Facility to make a one-time distribution payment of $900 million to Resideo in the form of a dividend. In connection with the cash adjustment provisions contemplated under the Separation and Distribution Agreement, the Company subsequently received approximately $20 million from Resideo. Following completion of these transactions, the Company had approximately $150 million of cash and cash equivalents.

Senior Notes due 2034

On June 30, 2026, ADI Escrow Issuer LLC (the “Escrow Issuer”), a direct, wholly-owned subsidiary of ADI and an indirect, wholly-owned subsidiary of our Former Parent, completed an offering of $400 million aggregate principal of the Escrow Issuer’s 7.125% Senior Notes due 2034 (“Senior Notes due 2034”). The Senior Notes due 2034 were issued pursuant to an Indenture, dated June 30, 2026 (the “Indenture”), between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The proceeds from the offering of the Senior Notes due 2034 were used as part of the financing for the Spin-Off.

In connection with the completion of the Spin-Off on August 3, 2026, and with the satisfaction of the Escrow Release Conditions (as defined in the Indenture), Escrow Issuer merged with and into ADI Global Distribution Funding LLC (“ADI Funding”), a direct wholly-owned subsidiary of ADI, and ADI Funding assumed the obligations of Escrow Issuer under the

Indenture and the Senior Notes due 2034. In addition, ADI and certain of ADI's other subsidiaries (collectively, the “Guarantors”) guaranteed ADI Funding's obligations under the Indenture and the Senior Notes due 2034.

The Senior Notes due 2034 mature on July 15, 2034 and bear interest at an annual rate of 7.125%, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2027. The Senior Notes due 2034 are redeemable prior to July 15, 2029 at a make-whole redemption price (with a limited equity-funded redemption option for up to 40% of the principal at 107.125%), and become callable at specified redemption prices thereafter in accordance with the Indenture. Following the escrow release on August 3, 2026, the Indenture limits ADI's ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge, or transfer all or substantially all of ADI's assets. Additionally, upon certain events constituting a change of control, the holders of the Senior Notes due 2034 will have the right to have their Senior Notes due 2034 repurchased at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest, to (but not including) the date of purchase.

The Indenture provides for customary events of default, which, if any of them occurs, may cause the principal and accrued interest on the Senior Notes due 2034 to become, or to be declared, due and payable on an accelerated basis.

The fair value of the Senior Notes due 2034 was estimated using quoted market prices for the same or similar debt issuances, which is a Level 2 measurement in the fair value hierarchy. As of October 3, 2026, the fair value of the Senior Notes due 2034 was $394 million.

Credit Agreement of ADI

On July 1, 2026, ADI Funding entered into a senior secured Credit Agreement (the “Credit Agreement”) with the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for (i) term loans in an aggregate principal amount of $600 million (the “Term Facility”) and (ii) revolving credit commitments in an aggregate initial principal amount of $500 million (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). With the completion of the Spin-Off, on August 3, 2026, the Company borrowed $600 million under the Term Facility portion of the Credit Agreement and borrowings became available under the five-year $500 million Revolving Facility. No amounts have been drawn under the Revolving Facility. Borrowings under the Credit Facilities bear an interest rate, at the Company's option at either a base rate or the Secured Overnight Financing Rate (“SOFR”), in each case, plus an applicable margin. The applicable margin on borrowings under the Revolving Facility varies based on ADI’s consolidated total net leverage ratio. The Term Facility requires quarterly amortization payments of 0.25% commencing the first full quarter after the Spin-Off. As of October 3, 2026, the effective interest rate on the Term Facility was 6.7%.

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

The Revolving Facility contains financial covenants, which were first tested as of October 3, 2026, including a consolidated total net leverage ratio that steps down over time and a minimum consolidated interest ratio. There were no outstanding borrowings and no letters of credit issued under the Revolving Facility as of October 3, 2026. As of October 3, 2026, the Company was in compliance with all covenants.

The fair value of the Term Facility was estimated using observable market inputs for similar debt instruments and is classified as a Level 2 measurement in the fair value hierarchy. As of October 3, 2026, the fair value of the Term Facility was $605 million.

Allocated Resideo Debt

Prior to the Spin-Off, Resideo was the obligor of multiple third-party debt instruments, for some of which the Company was also jointly and severally liable, while other third-party debt instruments transferred to the Company upon the completion of the Spin-Off. For the debt instruments that the Company was jointly and severally liable for, a portion of the Former Parent’s long-term debt and short-term debt was allocated to the Company as of December 31, 2025. The related interest expense and unamortized deferred financing costs on the debt was allocated to the Company for the periods presented prior to the Spin-Off. Given the lack of a contractual agreement for the Company to pay a specified amount to the Former Parent (i.e., its co-obligors), the allocation basis was determined based on what the Company would reasonably expect to pay on behalf of its co-obligors. No payments were made by the Company to third-party creditors, as payments historically were made by the Former Parent in each reporting period.

Refer to Note 8. Long-Term Debt, of the Notes to the Unaudited Consolidated and Combined Condensed Financial Statements for additional information.
Indemnification Agreement

Resideo separated from Honeywell in 2018, becoming an independent, publicly traded company as a result of the Former Parent's Spin-Off. In connection with our Former Parent's Spin-Off, Resideo entered into the Indemnification Agreement for which we were jointly and severally liable along with other subsidiaries of Resideo until the termination thereof in the third quarter of 2025. Accordingly, a portion of Resideo’s historical obligations under the agreement, and the resulting termination discussed below, had been allocated to us for the periods presented. The related expenses were also allocated to us for the periods presented. The portion of Resideo’s obligation and related items allocated to us was based on what we would have reasonably expected to pay on behalf of our co-obligors. Refer to Note 9. Indemnification Agreement, of the Notes to the Unaudited Consolidated and Combined Condensed Financial Statements for additional information.

Indemnification Agreement expenses were presented within Indemnification agreement expense in the Unaudited Consolidated and Combined Condensed Statements of Operations. The Indemnification Agreement was terminated in the third quarter of 2025.
Cash Flow Summary

Our cash flows from operating, investing, and financing activities for the nine months ended October 3, 2026 and September 27, 2025, as reflected in the Unaudited Consolidated and Combined Condensed Financial Statements are summarized as follows:

	Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	$ Change
Cash provided by (used in):
Operating activities	$(12)	$(616)	$604
Investing activities	(22)	(50)	28
Financing activities	116	616	(500)
Effect of exchange rate changes on cash	2	6	(4)
Net increase (decrease) in cash and cash equivalents	$84	$(44)	$128
Operating Activities

Net cash used in operating activities for the nine months ended October 3, 2026 was $12 million, a decrease of $604 million, compared to $616 million of net cash used in operating activities in the same period of 2025. The $604 million decrease in the use of cash was primarily driven by higher non-cash adjustments of $669 million and a $313 million favorable change in working capital which were partially offset by a decrease in net income of $378 million. The favorable change in non-cash adjustments was primarily driven by the $659 million impairment of goodwill. The favorable change in working capital primarily related to the $270 million termination of the Indemnification Agreement liability, $62 million from accounts payable due to the timing of supplier payments and $22 million from lower cash used for inventory, partially offset by $44 million unfavorable change in accounts receivable due to the timing of cash receipts.
Investing Activities

Net cash used in investing activities for the nine months ended October 3, 2026 was $22 million, a decrease of $28 million, compared to the $50 million of net cash used in investing activities in the same period of 2025. The $28 million decrease was primarily driven by a $26 million increase in proceeds from related party loan arrangements.
Financing Activities

Net cash provided by financing activities for the nine months ended October 3, 2026 was $116 million, a decrease of $500 million compared to $616 million of net cash provided by financing activities in the same period of 2025. The $500 million decrease was primarily driven by the $900 million dividend distribution to Former Parent in connection with the Spin-Off, a $523 million decrease in Net transfers to Former Parent, and a $60 million increase in net cash outflows due to related parties due to cash pooling arrangements which were partially offset by $988 million of net proceeds from the Senior Notes due 2034 and the Term Facility.
Contractual Obligations and Probable Liability Payments
In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations:
Operating Leases

We have operating lease arrangements for the majority of our stores, distribution centers, offices, engineering sites, automobiles, and certain equipment. As of October 3, 2026, we had operating lease payment obligations of $259 million, with $41 million payable within 12 months.
Purchase Obligations

On occasion, we enter into purchase obligations with certain vendors. During the three months ended October 3, 2026, we entered into a new agreement that includes minimum product purchase commitments, resulting in additional purchase obligations of approximately $207 million. As of October 3, 2026, our total purchase obligations were $243 million, of which approximately $155 million is expected to be paid within the next 12 months, with the remainder expected to be paid thereafter.
As of October 3, 2026, we have additional operating leases that have not yet commenced. The total undiscounted future lease payments for these leases were $23 million.

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, net revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Estimates
Our Unaudited Consolidated and Combined Condensed Financial Statements are prepared in accordance with GAAP and pursuant to the regulations of the SEC and are based in part on the application of significant accounting policies, many of which require us to make estimates and assumptions. Application of critical accounting estimates requires management’s significant judgments and involves a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition and results of operations. We review our estimates and assumptions on an ongoing basis and reflect changes as appropriate when additional information becomes available. Except as described below, there have been no significant changes to the Company's critical accounting estimates described in the Company's Information Statement.

Goodwill
As described in Note 5. Goodwill and Other Intangible Assets, net, during the third quarter of 2026 we concluded that a triggering event had occurred and performed an interim quantitative goodwill impairment assessment of our single reporting unit, which resulted in a non-cash impairment charge of $659 million. We estimated the fair value of our reporting unit using an equal weighting of an income approach and a market approach, which required significant judgment and incorporated assumptions regarding projected future cash flows, including revised near-term revenue and operating margin expectations, the discount rate and the terminal growth rate. The discount rate reflects the risks inherent in the projected future cash flows, including macroeconomic and industry-specific factors. The market approach incorporated valuation multiples derived from guideline public companies selected based on their comparability to the Company. The fair value estimate was classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. If our operating results or projections decline further, if our stock price or market capitalization declines, or if the discount rate increases, we may be required to record additional impairment charges.
Other Matters
Litigation and Indemnification Agreement
Refer to Note 9. Indemnification Agreement and Note 14. Commitments and Contingencies, of the Notes to the Unaudited Consolidated and Combined Condensed Financial Statements for additional information.
Recent Accounting Pronouncements
Refer to Note 2. Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated and Combined Condensed Financial Statements for additional information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from foreign currency exchange rates, commodity prices and interest rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. As of October 3, 2026, we had $600 million under the Term Facility portion of the Credit Agreement that was subject to variable interest rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities.
A hypothetical 100 bps increase in interest rates on our variable-rate debt obligations as of October 3, 2026 would increase our annual interest expense by approximately $6 million. From time to time, we may use interest rate hedging instruments to manage our exposure to interest rate risk; however, we had no such arrangements outstanding as of October 3, 2026.
Foreign Currency Exchange Rate Risk
We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. dollar, we also transact in foreign currencies, including the British Pound, Canadian Dollar, Euro, Mexican Peso, Indian Rupee and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates emerges from transactions arising from international trade, foreign currency denominated monetary assets and liabilities and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into hedging contracts. As of October 3, 2026, we have no outstanding foreign currency hedging arrangements.

Commodity Price Risk
While we are exposed to commodity price risk, we attempt to pass through significant changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of October 3, 2026, our disclosure controls and procedures are effective to ensure information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been or will be detected.

Changes in Internal Control Over Financial Reporting

Prior to August 3, 2026, the Company relied on certain material processes over financial reporting provided by Resideo. In connection with the Spin-Off, we have implemented, and continue to implement, processes and controls to perform functions previously performed by Resideo, including financial reporting, treasury, stock administration, payroll, legal, IT and internal audit. Except as described above, there have not been any changes in our internal control over financial reporting during the quarter ended October 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Refer to Note 14. Commitments and Contingencies, of the Notes to the Unaudited Consolidated and Combined Condensed Financial Statements for additional information.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously disclosed in the Information Statement under the section titled “Risk Factors,” which is incorporated by reference herein, except that the Spin-Off has now been completed and set forth below is an update to the risk factor previously disclosed in the Information Statement and captioned “If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record a significant charge to earnings.” For a discussion of these risk factors, refer to the section titled “Risk Factors” in our Information Statement. Any of these risk factors could materially adversely affect our business, financial condition, results of operations or cash flows. We may disclose changes to these risk factors or additional risk factors from time to time in future filings with the SEC.

If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record a significant charge to earnings.

We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 7. Goodwill and Other Intangible Assets, net to the audited combined financial statements and Note 5. Goodwill and Other Intangible Assets, net to the unaudited interim condensed consolidated and combined financial statements included elsewhere in this Form 10-Q. We review other intangible assets and long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results. If the assumptions used in our analysis are not realized or if there was an adverse change in facts and circumstances, an impairment expense may need to be recorded. If the fair value of our reporting units falls below their carrying amounts because of reduced operating performance, market declines, changes in the discount rate or other conditions, expenses for impairment may be necessary. Any such expenses may have a material negative impact on our results of operations. During the three months ended October 3, 2026, we recognized a non-cash goodwill impairment charge of $659 million following an interim quantitative impairment assessment that was triggered by continued weakness in the residential market, unfavorable product and customer mix shifts, a change in our near-term outlook and declines in our stock price and market capitalization. If our operating results or projections decline further, if our stock price or market capitalization declines, or if the discount rate increases, we may be required to record additional impairment charges.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

c) Purchases of Equity Securities by the Issuer

The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 5, 2026 - August 1, 2026	–	$–	–	$–
August 2, 2026 - August 29, 2026	22	$23.73	–	$–
August 30, 2026 - October 3, 2026	–	$–	–	$–

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended October 3, 2026, no officer or director (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K).

14a-8 Stockholder Proposals for the 2027 Annual Meeting

We expect to hold our 2027 annual meeting of stockholders (the “2027 Annual Meeting”), which will be our first annual meeting as an independent, publicly traded company, in early June 2027. Stockholders of the Company who wish to present a proposal for inclusion in the Company’s proxy statement for the 2027 Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (“Rule 14a-8”) must ensure the proposal is received by the Secretary of the Company at 275 Broadhollow Rd., Suite 400, Melville, New York, no later than 5 p.m. Eastern Time on December 23, 2026. Rule 14a-8 proposals must also comply with the requirements of Rule 14a-8 and other applicable laws in order to be eligible for inclusion in the Company’s proxy statement for the 2027 Annual Meeting.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number:	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1	Separation and Distribution Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc.	8-K	001-43281	2.1	8/4/2026
3.1	Amended and Restated Certificate of Incorporation of ADI Global Distribution Inc.	8-K	001-43281	3.1	8/4/2026
3.2	Amended and Restated By-laws of ADI Global Distribution Inc., effective as of August 3, 2026	8-K	001-43281	3.2	8/4/2026
3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Participating Preferred Stock of ADI Global Distribution Inc.	8-K	001-43281	3.3	8/4/2026
4.1	Indenture, dated June 30, 2026, by and among ADI Escrow Issuer LLC, the guarantor party thereto, and U.S. Bank Trust Company, National Association, as trustee	10-12B/A	001-43281	4.1	7/1/2026
4.2	Form of 7.125% Senior Notes due 2034 (included in Exhibit 4.1)	10-12B/A	001-43281	4.1	7/1/2026
4.3	First Supplemental Indenture, dated as of August 3, 2026, by and among ADI Global Distribution Funding LLC, ADI Global Distribution Inc., the other guarantors named therein and U.S. Bank Trust Company, National Association, as trustee	8-K	001-43281	4.1	8/4/2026
10.1	Credit Agreement dated July 1, 2026, by and among ADI Global Distribution Inc., as holdings, ADI Global Distribution Funding LLC, as borrower, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	10-12B/A	001-43281	10.22	7/1/2026
10.2+	ADI Global Distribution Inc. 2026 Stock Incentive Plan	S-8	333-298128	99.1	8/7/2026
10.3+	ADI Global Distribution Inc. Employee Stock Purchase Plan	S-8	333-298128	99.3	8/7/2026
10.4+	ADI UK Sharebuilder Plan	S-8	333-298128	99.2	8/7/2026
10.5+	Restricted Stock Unit Assumption Notice under the 2026 Stock Incentive Plan of ADI Global Distribution Inc. and its Affiliates	S-8	333-298128	99.4	8/7/2026
10.6+	Performance Stock Unit Assumption Notice under the 2026 Stock Incentive Plan of ADI Global Distribution Inc. and its Affiliates (2024 PSUs)	S-8	333-298128	99.5	8/7/2026
10.7+	Performance Stock Unit Assumption Notice under the 2026 Stock Incentive Plan of ADI Global Distribution Inc. and its Affiliates (2025 ROIC PSUs)	S-8	333-298128	99.6	8/7/2026
10.8+	Performance Stock Unit Assumption Notice under the 2026 Stock Incentive Plan of ADI Global Distribution Inc. and its Affiliates (2025 TSR PSUs)	S-8	333-298128	99.7	8/7/2026
10.9+	Performance Stock Unit Assumption Notice under the 2026 Stock Incentive Plan of ADI Global Distribution Inc. and its Affiliates (2026 PSUs)	S-8	333-298128	99.8	8/7/2026
10.10	Employee Matters Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc.	8-K	001-43281	10.1	8/4/2026
10.11	Tax Matters Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc.	8-K	001-43281	10.2	8/4/2026

10.12	Transition Services Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc.	8-K	001-43281	10.3	8/4/2026
10.13	Intellectual Property Matters Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc.	8-K	001-43281	10.4	8/4/2026
10.14	Registration Rights Agreement, dated August 3, 2026, by and among ADI Global Distribution Inc., CD&R Channel Holdings, L.P. and CD&R Channel Holdings II, L.P.	8-K	001-43281	10.5	8/4/2026
10.15	Shareholders Agreement, dated August 3, 2026, by and among ADI Global Distribution Inc., CD&R Channel Holdings, L.P., CD&R Channel Holdings II, L.P., William Galvin and, solely for purposes of Section 3.6, Clayton, Dubilier & Rice Fund XII, L.P.	8-K	001-43281	10.6	8/4/2026
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
+ Indicates management contracts or compensatory plans or arrangements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADI Global Distribution Inc.

Date: November 12, 2026	By:	/s/ Michael Carlet
Michael Carlet Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2026	By:	/s/ Nicole Stevens
Nicole Stevens Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)